Form 10-Q
period 2011-03-31
American Realty Funds Corp
filed 2011-05-16
CIK 1496868

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2011
Or
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number: 333-170888

American Realty Funds Corporation
(Exact name of registrant as specified in its charter)

Tennessee	27-1952547
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

501 S. Euclid Avenue Bay City, Michigan	48706
(Address of principal executive offices)	(Zip Code)

800-613-3250
(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐  No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☒ No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

i

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)  Yes ☐ No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 10,098,713 shares of common stock as of May 12, 2011.

ii

American Realty Funds Corporation

iii

PART I – FINANCIAL INFORMATION

Forward-Looking Information

This report on Form 10-Q contains forward-looking statements. Forward-looking statements involve risks and uncertainties, such as statements about our plans, objectives, expectations, assumptions or future events. In some cases, you can identify forward-looking statements by terminology such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “we believe,” “we intend,” “may,” “should,” “will,” “could” and similar expressions denoting uncertainty or an action that may, will or is expected to occur in the future. These statements involve estimates, assumptions, known and unknown risks, uncertainties and other factors that could cause actual results to differ materially from any future results, performances or achievements expressed or implied by the forward-looking statements.

Examples of forward-looking statements include:

•

the timing of the development of future products;

•

projections of costs, revenue, earnings, capital structure and other financial items;

•

statements of our plans and objectives;

•

statements regarding the capabilities of our business operations;

•

statements of expected future economic performance;

•

statements regarding competition in our market; and

•

assumptions underlying statements regarding us or our business.

The ultimate correctness of these forward-looking statements depends upon a number of known and unknown risks and events. We discuss our known material risks under Item 1.A “Risk Factors contained in the Company’s Registration Statement on Form S-11. Many factors could cause our actual results to differ materially from the forward-looking statements. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

The forward-looking statements speak only as of the date on which they are made, and, except as required by law, we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events.

Item 1.

Financial Statements.

American Realty Funds Corporation

(a Development Stage Company)

Balance Sheet

	March 31,
	2011	June 30,
	(Unaudited)	2010

Assets

Investment in real estate assets:
Real estate under to land contracts, less accumulated
depreciation of $4,331 and $0, respectively	480,165	-
Inventory of real estate	40,359	-
Total investment in real estate assets, net	520,524	-
Cash and equivalents	7,755	5,000
Prepaid and other current assets	1,499	2,700
Property and equipment, less accumulated
depreciation of $2,993 and $0, respectively	1,435	-
Total assets	$ 531,213	$ 7,700

Liabilities and Shareholders' Equity (Deficit)

Due to shareholders	$ 40,849	$ 22,700
Note payable	10,000	10,000
Accrued liabilities	2,940	-
Deposit liabilities	36,678	-
Total liabilities	90,467	32,700

Commitments and contingencies

Series A preferred stock, $10 par value, 10,000,000,000 shares
authorized, 0 shares issued and outstanding and	-	-
Series A preferred stock, no par value, 90,000,000,000 shares
authorized, 0 shares issued and outstanding	-	-
Common stock, $0.001 par value, 100,000,000 shares
authorized, 10,098,713 shares issued and outstanding
at March 31, 2011 and 8,600,000 shares issued
and outstanding at June 30, 2010.	10,099	8,600
Paid-in capital	1,129,015	531,520
Accumulated deficit	(698,368)	(565,120)
Total shareholders' equity (deficit)	440,746	(25,000)

Total liabilities and stockholders' equity	$ 531,213	$ 7,700

See accompanying notes to financial statements.

American Realty Funds Corporation

(a Development Stage Company)

Statements of Operations

(Unaudited)

			Period from
			February 22, 2010
	Three Months Ended	Nine Months Ended	(inception) to
	March 31, 2011	March 31, 2011	March 31, 2011

Net revenues	$ -	$ -	$ -

Operating expenses:
Professional fees	10,925	27,208	592,328
Rent	1,500	4,500	4,500
Salaries	26,451	68,451	68,451
Depreciation	4,167	7,325	7,325
Other operating expenses	12,833	25,149	25,249

Total operating expenses	55,876	132,633	697,853

Operating loss	(55,876)	(132,633)	(697,853)

Other expense	(79)	(615)	(515)

Loss before income tax provision	(55,955)	(133,248)	(698,368)
Income tax provision	-	-	-
Net loss	$ (55,955)	$ (133,248)	$ (698,368)

Net loss per share:
Basic	$ (0.01)	$ (0.01)
Diluted	$ (0.01)	$ (0.01)

Weighted average common shares outstanding:
Basic	10,098,713	9,721,694
Diluted	10,098,713	9,721,694

See accompanying notes to financial statements.

American Realty Funds Corporation

(a Development Stage Company)

Statements of Cash Flows

(Unaudited)

		Period from
		February 22, 2010
	Nine Months Ended	(inception) to
	March 31, 2011	March 31, 2011

Cash flows from operating activities:

Net loss	$ (133,248)	$ (698,368)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation	7,324	7,324
Share-based compensation	-	535,120
Changes in assets and liabilities:
Accrued liabilities	2,940	2,940
Deposit liabilities	36,678	36,678
Prepaid and other current assets	1,201	1,201
Notes payable	-	10,000
Purchase and development of real estate properties	(524,855)	(524,855)
Net cash used in operating activities	(609,960)	(629,960)

Cash flows from investing activities:
Purchase of property and equipment	(4,428)	(4,428)
Net cash used in financing activities	(4,428)	(4,428)

Cash flows from financing activities:
Advances from stockholders	18,149	38,149
Proceeds from issuance of common stock	598,994	603,994
Net cash provided by financing activities	617,143	642,143

Change in cash and equivalents	2,755	7,755

Cash and equivalents, Beginning of period	5,000	-

Cash and equivalents, End of period	$ 7,755	$ 7,755

Noncash Financing and Investing Activities:
Prepaids paid via advances from shareholder	$ -	$ 2,700

See accompanying notes to financial statements.

American Realty Funds Corporation

(A Development Stage Company)

Notes to Financial Statements

March 31, 2011

(Unaudited)

Note 1:  Background and Basis of Presentation

American Realty Funds Corporation (“the Company”) was incorporated on February 22, 2010 (Date of Inception) in the State of Tennessee.  The Company focuses on acquiring, renovating and reselling residential real estate.

The Company is a development stage company as it has not yet begun to generate revenues from its planned principal operations.

The accompanying unaudited financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  In the opinion of management, all adjustments, consisting only of normal and recurring adjustments considered necessary for a fair statement, have been included.  The reported results of operations are not necessarily indicative of the results that may be expected for the full year.  These financial statements should be read in conjunction with the audited financial statements and accompanying notes for the period February 22, 2010 (date of inception) to June 30, 2010.

Note 2:  Going Concern and Operations

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  The Company has incurred losses, has had negative operational cash flows since inception, and has had no revenues.  The future of the Company is dependent upon future profitable operations and the development of the business plan.  Management expects to raise additional funds via equity offerings.

These conditions raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might arise from this uncertainty.

Note 3:  Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial  statements in conformity  with generally  accepted accounting principles requires management to make estimates and assumptions that affect  the  reported  amounts  of assets  and  liabilities  and disclosure  of contingent  assets and  liabilities at the date of the financial  statements and reported  amounts of revenues and expenses during the reporting  period.  Actual results could differ from those estimates.

Cash

The Company considers all highly liquid investments with maturities from date of purchase of three months or less to be cash equivalents. Cash consists of balances on deposit with domestic banks.

Inventory- Residential Properties

Pre-renovated residential properties acquisitions, materials, other direct costs, interests and other indirect costs related to acquisition and renovation of the real estate properties are capitalized. Indirect costs of renovating several real estate properties are allocated to individual real estate based on their relative sales value. Capitalized costs of residential properties which is held for sale are recorded at the lower of its carrying amount or fair value less cost to sell.  Other costs like marketing, etc. incurred in connection with renovated real estate properties and other selling and administrative costs are charged to earnings when incurred.  If the Company has a continuing obligation to complete renovations subsequent to the sale of the property, an estimate of the costs to complete are charged to cost of sales with a corresponding liability at the time of sale.

Revenue Recognition

Sales of the Company’s real estate property will occur through the use of a sales contract where revenues from renovated real estate property sales will be recognized upon closing of the sale.  In accordance with FASB ASC 360-20, the Company will use the accrual method and recognize revenue on the sale of its renovated properties when the earnings process is complete and the collectability of the sales price and additional proceeds is reasonably assured, which is typically when the sale of the property closes.

The Company anticipates selling most of its real estate properties through land contracts where the Company conveys to the purchaser real estate by a warranty deed if the purchaser pays a down payment on the delivery of the contract and pays the remaining sales amount over 30 years at a specified interest rate. During the time when payments are made, the purchaser has use of the real estate.  In the event of a default by the purchaser, the Company may void the contract and the property and all the payments made under the contract would be forfeited to the Company as rental for the use of the real estate and the Company may declare all amounts remaining unpaid under the contract due and payable.  In accordance with FASB ASC 360-20, the Company will account for these Land Contract sales under the deposit method as the Company does not transfer to the purchaser all the risk and rewards of ownership of the real estate upon the sale of the property.  For a sale under the deposit method, the Company will not initially record a profit on the sale, will not record a notes receivable, will continue to carry the property as an asset on it financial statements, and will recognize the down payment and subsequent monthly payments as a Deposit liability.

In accordance with FASB ASC 360-20, the Company will recognize profit on these land contracts when the earnings process is complete and the collectability of the sales price and additional proceeds is reasonably assured.  This will typically occur when the purchase price and all interest is paid in full and legal title to the property has transferred to the purchaser.

Net Loss per Share

Basic net loss per share is computed using the weighted average number of common shares outstanding during the period. As the Company is in a net loss position, there are no outstanding potentially dilutive securities that would cause diluted earnings per share to differ from basic earnings per share.

Income Taxes

The Company recognizes deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns.  Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.  The Company has established a valuation allowance for all deferred tax assets (consisting of net operating loss carryforwards) as of March 31, 2011 as it has not determined that such assets are likely to be realized.

Note 4:  Investment in Real Estate Assets

Investment in real estate assets consist of residential properties held for sale and subject to land contracts.  As of March 31, 2011 the Company sold properties subject to land contracts with a cost basis of $484,496, which have been reclassified from the Company’s inventory of real estate and is depreciated over life of 30 years.  As of March 31, 2011, the Company has received payments that have been recorded as a deposit liability totaling $36,678.

Note 5:  Income Taxes

The Company has experienced operating losses since inception. The Company had net operating loss carry forwards at March 31, 2011 of $244,041 which expire in 2031.  The Company has provided a full valuation allowance for all deferred tax assets because of the uncertainty regarding the utilization of the net operating loss carryforwards.

Income taxes are summarized as follows for the nine months ended March 31:

Income taxes for six months ended December 31, is summarized as follows:

2011

Current expense (benefit)	$ (51,900)
Deferred expense	51,900
Net income tax (benefit) expense	$ -

A reconciliation of the differences between the effective and statutory income tax rates are as follows for the nine months ended March 31:

	2011
	Amount	Percent

Federal statutory rates	$ (45,304)	34%
State income taxes	(6,596)	5%
Valuation allowance	51,900	(39)%
Effective rate	$ -

Note 6:  Shareholders’ Equity

On February 22, 2010, the Company was incorporated and authorized to issue up to 10,000,000,000 shares of Series A preferred stock, par value $10 per share, 90,000,000,000 shares of preferred stock, with no par value and 100,000,000 shares of common stock, par value $0.001 per share.  The Company issued 8,240,000 shares of common stock to its founding shareholders.  There were no shares of preferred stock outstanding at March 31, 2011.

In May 2010, the Company recorded an expense for services performed for the Company by a non-employee in exchange for 360,000 shares of the Company’s common stock.  The Company recorded an expense of $144,000 based on the fair value of the Company’s common stock on the date services were performed.

In May 2010, the Company recorded an expense for services performed by a non-employee in exchange for warrants to purchase the Company’s common stock. The warrants issued were at an exercise price of $0.10 per share.  The warrants were fully vested at the date of grant and the Company recognized an expense of $391,120 during the period from inception to June 30, 2010 equal to the grant date fair value of the warrants using the following assumptions: volatility of 61%; risk-free interest rate of 2.29%; and expected term of 5 years.  The fair value of the warrants was determined using the Black-Scholes option valuation model. The warrants expire on May 18, 2015 and have a remaining contractual life of 4.13 years as of March 31, 2011.  There are no other warrants outstanding as of March 31, 2011.

In February 2010, the shareholders contributed $5,000 to the Company which is reflected as paid in capital in the accompanying financial statements.

In October 2010, the Company finalized a private offering (the “Offering”) whereupon it issued an aggregate of 1,498,713 shares of the Company’s common stock in exchange for proceeds of $598,944.

Note 7:  Related Party Transactions

On August 16, 2010, the Company advanced $30,000 to an entity controlled by Co-Chief Executive Officers Joel Wilson and Michael Kazee.  The advance is non-interest bearing, due on demand, and unsecured.  The advance was paid back to the Company on October 21, 2010.

The Company entered into a sublease agreement with the Company’s shareholders to occupy their current facility.  The agreement is for one year beginning July 1, 2010 and requires the Company to pay rent of $500 per month.  The Company also made improvements to facilities owned by the majority shareholder totaling $4,428 that were capitalized as part of property and equipment and are being depreciated over a period of one year.

On August 11, 2010, the Company entered into a property renovation agreement with Diversified Group Partnership Management, LLC ("DGPM"), which is owned by the Company’s Co-Chief Executive Officers Joel Wilson and Michael Kazee.  During August and September of 2010, the Company paid DGPM a total of $181,815 for labor and materials related to the renovations on the properties the Company owned.  These amounts have been allocated to individual properties and included in investments in real estate assets as of March 31, 2011.

In October 2010, the Company finalized a real estate sales contract to purchase seven residential real estate properties from the DGPM.  DGPM purchased seven properties for $107,500 and under the terms of the contract sold these properties to the Company for $217,404.

In October 2010, the Company finalized real estate sales contracts to purchase four residential real estate properties from DGPM.  The Company paid $78,833 for the four properties.

From October 2010 to March 31, 2011, the Company sold ten properties to third parties.  These properties were sold pursuant to a land contract which required the buyers to pay 10% down payment on delivery of the contract and pay the remaining sales amount over 30 years at an interest rate of 9.9% per year. For nine of the ten properties sold, the down payments made by the third parties were all or partially funded by a loan from Diversified Lending Services, LLC, an entity controlled by one the Company’s Co-Chief Executive Officers.  The land contracts contain a cross-default clause with each down payment loan.

On October 14, 2010, the Company hired 1 Stop Realty and Mortgage Services, LLC (“1 Stop”) to advertise and sell several properties the Company owns. 1 Stop is a licensed real estate agency controlled by Michael Kazee, the Company’s co-Chief Executive Officer. 1 Stop is typically paid a flat-fee of $2,500 for each of the Company’s properties 1 Stop sells. 1 Stop’s fee is paid when the real estate sale transaction is completed. The Company hired 1 Stop to advertise and sell eleven of the Company’s properties. As of March 31, 2011, 1 Stop has sold ten of the Company’s properties and the Company incurred total fees of $25,000. The Company does not have an agreement with 1 Stop to sell any other properties the Company purchases, but may engage 1 Stop’s services in the future.

The Company’s shareholders paid for Company-related expenses during the period February 22, 2010 (date of inception) to March 31, 2011.  Such amount totaling $40,849 were recognized as amounts due to shareholders at March 31, 2011.  These amounts are payable on demand and are non-interest bearing.

Note 8:  Commitments and Contingencies

The Company may from time to time be involved in legal proceedings arising from the normal course of business.  There are no pending or threatened legal proceedings as of March 31, 2011.

Item 2.

Management's Discussion and Analysis of Financial Condition and Results of Operations.

Except for the historical information contained in this report on Form 10-Q, the matters discussed herein are forward-looking statements. Words such as “anticipates,” “believes,” “expects,” “future,” and “intends,” and similar expressions are used to identify forward-looking statements. These and other statements regarding matters that are not historical are forward-looking statements. These matters involve risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include without limitation those discussed below as well as those discussed elsewhere in this report. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date hereof. We assume no obligation to update these forward-looking statements to reflect actual results or changes in factors or assumptions affecting such forward-looking statements.  This information should also be read in conjunction with our audited historical financial statements for the period from February 22, 2010 (inception date) to June 30, 2010, which are included in our Registration Statement on Form S-11 filed with the Securities and Exchange Commission on December 1, 2010.

Background Overview

We purchase, renovate and resell residential real estate in the United States. We initially raised $598,994 in a private placement which closed on October 4, 2010.We recently acquired eleven residential real estate properties in Michigan for approximately $297,331 and as of March 31, 2011, we used $227,526 to pay for labor and materials to renovate our properties.

From October 2010 through March 31, 2011, we entered into land contracts for the sale of ten properties with a total transaction value of $553,794 in which we already received $55,379 and expect to receive $498,415 over the next thirty years.  The land contracts can be pre-paid with no prepayment penalty.

Our officers have entered into material agreements with entities they control and will continue to do so in the future, which could result in decisions adverse to our general stockholders. Our Co-Chief Executive Officers, Joel Wilson and Michael Kazee, have executed several agreements between us and companies they control. These related party agreements contained significant conflicts of interest.

Our officers intend to enter into related party agreements in the future where significant conflicts of interest may exist. The interests of our officers differ from the interests of other stockholders and their decisions may negatively impact the value of your investment. Our officers may earn a profit from related party transactions while our investors may lose their entire investment.

Plan of Operations

Our specific goal is to acquire, renovate and resell residential real estate at a profit. Our plan of operations is divided into three phases, as follows:

(i)

acquire properties we believe can be renovated and be sold for a profit;

(ii)

complete any required renovation;

(iii)

 market the property through independent real estate agents to attract buyers and

(iv)

sell property through the use of land contracts.

We began implementing parts of our business plan in February 2010. As of March 31, 2011, we had acquired eleven properties and completed all planned renovations and have begun marketing all of our properties for sale.

From October 2010 through March 31, 2011, we hired 1 Stop Realty and Mortgage Services, LLC (“1 Stop”) to sell eleven properties we own. 1 Stop is a licensed real estate agency controlled by Michael Kazee, our co-Chief Executive Officer. They are paid a flat-fee of $2,500 for each of our properties we engage them to sell. Their fee is paid when the real estate sale transaction is completed. As of March 31, 2010, they have sold ten of our properties through land contacts and we have paid them $25,000 in total fees. They may be paid an additional $2,500 for the remaining property they are currently marketing for sale. We may engage 1 Stop or other independent real estate agents to market properties we may purchase in the future.

Investment Policies

Investment in Real Estate

Our investment objectives are to achieve sustainable long-term growth and maximize stockholder value. Our policy is to acquire assets for immediate sale, which will typically occur under a land contract agreement whereby we expect to be paid the sales price over thirty years.  We expect to pursue our objective primarily through the direct ownership of real estate. Future investment activities will not be limited to any geographic area or type of real estate. While we may diversify in terms of property locations, size and market or submarket, we do not have any limit on the amount or percentage of our assets that may be invested in any one property or any one geographic area.  We may incur debt in connection with financing of real estate. Principal and interest on our debt will have a priority over any dividends with respect to our common stock and preferred stock. While not prohibited from doing so, we have no current intention to acquire development land or to pursue ground up development.

Dispositions of Real Estate

We will dispose of properties at a time and price deemed opportunistic by our management. We may sell our properties for cash or under a land contract.

Other Investment Policies

We do not intend to: (i) invest in any securities such as bonds, preferred stocks or common stock; (ii) make loans to other persons; (iii) reacquire any of our own common shares; (iv) underwrite securities for other issuers; (v) acquire properties in exchange for securities; (vi) invest in real estate mortgages; or (vii) invest in securities of or interests in others engaged in real estate activities.

Financing Policies

We may employ leverage in our capital structure in amounts determined from time to time by our board of directors. Our board of directors has not adopted a policy which limits the total amount of indebtedness that we may incur. Our charter and bylaws do not limit the amount or percentage of indebtedness that we may incur nor do they restrict the form in which our indebtedness will be taken (including recourse or non-recourse debt, cross collateralized debt, etc.). Our board of directors may from time to time modify our debt policy in light of the then-current economic conditions, relative costs of debt and equity capital, market values of our properties, general market conditions for debt and equity securities, fluctuations in the market price of our common stock, growth and acquisition opportunities and other factors. To the extent that our board of directors determines to obtain additional capital, we may, without stockholder approval, issue debt or equity securities or pursue a combination of these methods.

Our board of directors may authorize the issuance of preferred shares with terms and conditions that could have the effect of delaying, deterring or preventing a transaction or a change in control in us that might involve a premium price for holders of common shares or otherwise might be in their best interests. Additionally, preferred shares could have distribution, voting, liquidation and other rights and preferences that are senior to those of our common shares.

Results of Operations

From inception on February 22, 2010 to March 31, 2011, we have generated no revenues and have incurred a net loss of $698,368.  Our net loss for this period is primarily attributable to $535,120 of non-cash stock-based compensation.  Operating expenses also include rent and salaries expense, which were $4,500 and $68,451, respectively, from inception on February 22, 2010 to March 31, 2011, respectively.

For the three months ended March 31, 2011, we generated a net loss of $55,955, which is primarily attributable to salaries expense of $26,451, professional fees of $10,925 and other operating expenses of $12,833.

The results of operations for the period February 22, 2010 to March 31, 2011 are not indicative of the results for any future interim period.  We expect to considerably increase our operating expenses in the future, particularly expenses in sales, marketing, travel and general working capital. As of May 1, 2011 we have not identified any additional specific properties we intend to acquire or lease. Although we anticipate generating operating cash flows in 2012, we do not expect to generate income due to the accounting required under land contracts (see Revenue Recognition below).

Critical Accounting Policies

The summary of critical accounting policies below should be read in conjunction with the Company’s accounting policies included in Note 3 to the financial statements of the Company. We consider the following accounting policies to be the most critical:

Investment in Real Estate Assets

Inventory of Real Estate

Pre-renovated residential properties acquisitions, materials, other direct costs, interests and other indirect costs related to acquisition and renovation of the real estate properties are capitalized. Indirect costs of renovating several real estate properties are allocated to individual real estate based on their relative sales value. Capitalized costs of residential properties which is held for sale are recorded at the lower of its carrying amount or fair value less cost to sell. Other costs like marketing, etc. incurred in connection with renovated real estate properties and other selling and administrative costs are charged to earnings when incurred. If the Company has a continuing obligation to complete renovations subsequent to the sale of the property, an estimate of the costs to complete are charged to cost of sales with a corresponding liability at the time of sale.

Real Estate Subject to Land Contracts

Residential properties that are sold under Land Contracts are removed from our inventory of real estate and depreciated on a straight-line basis over the term of the Land Contract.

Revenue Recognition

Sales of the Company’s real estate property will occur through the use of a sales contract where revenues from renovated real estate property sales will be recognized upon closing of the sale.  In accordance with FASB ASC 360-20, the Company will use the accrual method and recognize revenue on the sale of its renovated properties when the earnings process is complete and the collectability of the sales price and additional proceeds is reasonably assured, which is typically when the sale of the property closes.

The Company anticipates selling most of its real estate properties through Land Contracts where the Company conveys to the purchaser real estate by a warranty deed if the purchaser pays a down payment on the delivery of the contract and pays the remaining sales amount over 30 years at a specified interest rate. During the time when payments are made, the purchaser has use of the real estate.  In the event of a default by the purchaser, the Company may void the contract and the property and all the payments made under the contract would be forfeited to the Company as rental for the use of the real estate and the Company may declare all amounts remaining unpaid under the contract due and payable.  In accordance with FASB ASC 360-20, the Company will account for these Land Contract sales under the deposit method as the Company does not transfer to the purchaser all the risk and rewards of ownership of the real estate upon the sale of the property.  For a sale under the deposit method, the Company will not initially record a profit on the sale, will not record a notes receivable, will continue to carry the property as an asset on it financial statements, and will recognize the down payment and subsequent monthly payments as a deposit liability.

In accordance with FASB ASC 360-20, the Company will recognize profit on these land contracts when the earnings process is complete and the collectability of the sales price and additional proceeds is reasonably assured.  This will typically occur when the purchase price and all interest is paid in full and legal title to the property has transferred to the purchaser.

Liquidity and Capital Resources

Net cash used in our operating activities from inception on February 22, 2010 to March 31, 2011 was $629,960. Net loss of $698,368 was decreased by noncash expenses of $542,444 (including depreciation and share-based compensation).  Net loss was also increased by changes in assets and liabilities of $474,036 (including deposit liabilities, prepaid and other current assets, notes payable, and real estate held for sale).

Net cash used in our investing activities from inception on February 22, 2010 to March 31, 2011 was $4,428 which relates to the purchase of non-real estate property and equipment.

Net cash provided by our financing activities from inception on February 22, 2010 to March 31, 2011 was $642,143 which relate to advances to shareholders of $38,149 and proceeds of from the issuance of common stock of $603,994.

As of March 31, 2011, our total assets were $531,213 and our total liabilities were $90,467. As of March 31, 2011, we had $7,755 in cash after paying $297,331 for eleven residential real estate properties and renovations of $227,526.

Most of our cash came from the issuance of shares in a private placement which closed on October 4, 2010 in which we raised $598,994. In addition, on January 4, 2011 we entered into a promissory note whereby we borrowed $50,000 from Diversified Lending Services, LLC, an entity controlled by Mr. Kazee. Under the terms of the unsecured promissory note, we were obligated to pay one lump sum of principal and all interest accrued at the rate of 10% per annum on or before January 1, 2026. The purpose of the loan was to ensure we had sufficient working capital if needed. On February 1, 2011, we determined there was no need for the loan proceeds and since there was no interest due, we returned the check to repay the entire $50,000 in principal we borrowed. We have no agreement to borrow additional funds from Diversified Lending Services, LLC.

Over the next 12 months, we anticipate needing at least $600,000 to acquire, renovate and sell other properties and for other operating expenses. We are totally dependent on external sources of financing for the foreseeable future, for which we have no commitments.

In the future, we plan to try and raise additional capital through the issuance of additional common shares or Series A Preferred Shares. If we issue additional common shares, our then-existing shareholders may face substantial dilution. If we issue Series A Preferred Shares, we would be obligated to pay a substantial amount of interest which would reduce our cash available for working capital, property acquisitions and renovations.  In addition, holders of Series A Preferred Shares would be entitled to be paid out of any assets we have in the event of any liquidation, dissolution or winding up of the corporation, before the holders of common share would be paid anything.

Currently, we do not have any arrangements for any financing, whether it be through the sale of common shares or the sale of Series A Preferred Stock or any other method of financing, and we can provide no assurances to investors that we will be able to obtain any financing when required. The only cash currently available to us is the cash in our bank account. We have no other sources of capital.

No assurance can be given that we will obtain access to capital markets in the future or that adequate financing to satisfy the cash requirements of implementing our business strategies will be available on acceptable terms.  Our inability to gain access to capital markets or obtain acceptable financing could have a material adverse effect upon the results of our operations and financial condition. Our failure to raise additional funds if needed in the future will adversely affect our business operations, which may require us to suspend our operations and lead you to lose your entire investment.

Although we anticipate generating operating cash flows in 2012, we do not expect to generate income due to the accounting required under land contracts (see Revenue Recognition). The extent of these losses will be contingent, in part, on the amount of gross profit we generate from the purchase, renovation and sale of any real estate transactions we are able to complete. It is likely that our operating losses will increase in the future and it is very possible we will never achieve or sustain profitability.

We may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall or other unanticipated changes in our industry. Any failure by us to accurately make predictions would have a material adverse effect on our business, results of operations and financial condition.

Off-balance sheet arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Item 3.

Quantitative and Qualitative Disclosure About Market Risk

Not applicable.

Item 4.

Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.  The Company’s management, with the participation of the Company’s Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2011.  Based on this evaluation, the Company’s Principal Executive Officer and Principal Financial Officer concluded that, as of March 31, 2011 the Company’s disclosure controls and procedures were effective, in that they provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to the Company’s management, including the Company’s Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

This quarterly report does not include a report of management’s assessment regarding internal control over financial reporting due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

PART II – OTHER INFORMATION

Item 1.

Legal Proceedings.

Not applicable.

Item 1A. Risk Factors.

Not Applicable.

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds.

Not Applicable.

Item 3.

Defaults Upon Senior Securities.

Not Applicable.

Item 4.

Reserved.

Not Applicable.

Item 5.

Other Information.

Not Applicable.

Item 6.

Exhibits.

SEC Reference	Title of
Number	Document	Location

3.1	Certificate of Incorporation	*
3.2	By-Laws	*
3.3	Articles of Amendment 2/22/10	*
3.4	Articles of Amendment 11/28/10	*
10.3	Wilson Employment Agreement	*
10.4	Kazee Employment Agreement	*
10.5	Agreement for Services	*
10.6	Real Estate Sales Contract	*
10.7	Sublet Agreement	*
10.8	Promissory Note	*
10.9	Form of Land Contract	*
10.11	Form of Real Estate Agency Agreement	*
31.1	Certification of Co-Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification of Co-Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

*Incorporated by reference to Registration Statement on Form S-11 filed on December 1, 2010.

All other Exhibits called for by Rule 601 of Regulation S-K are not applicable to this filing. Information pertaining to our common stock is contained in our Certificate of Incorporation and By-Laws.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

American Realty Funds Corporation

By:	/s/ Joel Wilson
Joel Wilson
Co- Principal Executive Officer

American Realty Funds Corporation

By:	/s/ Joel Wilson
Joel Wilson
Principal Financial Officer