Form 10-K
period 2011-06-30
American Realty Funds Corp
filed 2011-09-28
CIK 1496868

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ___________________

Commission file number 0-54431

American Realty Funds Corporation

 (Exact name of registrant as specified in its charter)

Tennessee	27-1952547
(State or other jurisdiction of	(I.R.S. employer
incorporation or organization)	identification number)

501 S. Euclid Avenue Bay City, Michigan	48706
(Address of principal executive offices)	(Zip Code)

800-613-3250

(Registrant’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, Par Value $0.001

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes    ☐     No    ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes   ☐       No   ☑

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes   ☑       No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes   ☑       No   ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K.    ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer   ☐       Accelerated filer   ☐       Non-accelerated filer   ☐        Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes   ☐       No   ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $969,513 as of December 31, 2010 (2,423,783 shares at $.40 per share).

As of September 1, 2011, there were 10,098,713 outstanding shares of the registrant’s common stock, $.001 par value.

PART I

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report on Form 10-K contains forward-looking statements. Forward-looking statements involve risks and uncertainties, such as statements about our plans, objectives, expectations, assumptions or future events. In some cases, you can identify forward-looking statements by terminology such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “we believe,” “we intend,” “may,” “should,” “will,” “could” and similar expressions denoting uncertainty or an action that may, will or is expected to occur in the future. These statements involve estimates, assumptions, known and unknown risks, uncertainties and other factors that could cause actual results to differ materially from any future results, performances or achievements expressed or implied by the forward-looking statements.

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

The ultimate correctness of these forward-looking statements depends upon a number of known and unknown risks and events. We discuss our known material risks under Item 1.A “Risk Factors. Many factors could cause our actual results to differ materially from the forward-looking statements. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

The forward-looking statements speak only as of the date on which they are made, and, except as required by law, we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events.

ITEM 1.

BUSINESS

Business Summary

American Realty Funds Corporation (“the Company”) was incorporated on February 22, 2010 under the laws of the State of Tennessee.  We purchase, renovate and resell residential real estate in the Eastern United States. Unless the context otherwise requires, all references to “our company,” “we,” “our” or “us” and other similar terms means American Realty Funds Corporation.

Principal services

We purchase, renovate and resell residential real estate in the Eastern United States.  We typically sell our properties under a land contract to buyers who do not have sufficient cash to purchase a property outright and are unable to obtain mortgage financing from third-parties. In a typical transaction land contract transaction, we receive a negotiated amount of the purchase price upfront and the remaining portion in monthly installments. There is substantial risk that we enter into transactions with buyers who are unable to make their monthly payments as planned. In the event a buyer defaults on their agreement with us, we may decide to evict any occupants, repair the property and sell it again. There would be substantial costs involved with each eviction, renovation and resale. If buyers are unable to pay us the amount agreed and when agreed, we would be negatively impacted to an unknown extent, which would negatively impact our cash flow and ability to continue as a going concern.

We also sell interests in our land contract interests where we transfer and deliver to the purchaser full interest in the land contracts noted above, including the transfer of full and legal title to the underlying properties and the right to receive the future payments made under the land contract, upon full payment of the land contract interest purchase price.  Until all payments per the land contract agreement are received, the full and legal title to the underlying properties is held by the land contract interest purchaser.

Sales and Marketing

We may engage real estate agencies on a commission basis to facilitate the sale of properties we purchase. We may also utilize print, online, direct mail, trade-shows and seminars to advertise.

Our marketing budget depends on a number of factors, including our results of operations, ability to raise additional capital and the number of properties we own which are rehabilitated and ready for sale.

Competition

The purchase and sale of residential properties is highly competitive and fragmented. We compete to purchase residential properties and attract buyers with numerous large and small homebuilders, including some homebuilders with nationwide operations and greater financial resources and/or lower costs than us. We also compete for residential properties and buyers with individuals who are seeking to acquire or sell their existing homes.

The housing industry is cyclical and is affected by consumer confidence levels and prevailing economic conditions generally, including interest rate levels. A variety of other factors affect the housing industry and demand for homes, including the availability of labor and materials and increases in the costs thereof, changes in costs associated with homeownership such as increases in property taxes and energy costs, changes in consumer preferences, demographic trends and the availability of and changes in mortgage financing programs.

We cannot assure you that we will be able to respond quickly, cost-effectively or sufficiently to market conditions.  Our business, financial condition and operating results may be adversely affected if we are unable to anticipate or respond quickly and economically to any developments.

We face vigorous competition from domestic and multinational construction companies.  All of these competitors have greater resources than we do and are able to respond to changing business and economic conditions more quickly than us.  Competition in the residential real estate business is based on innovation, reputation, pricing, perceived value, service to the consumer, promotional activities, advertising, special events, and other activities.

Our ability to compete also depends on the strength of our brand, our ability to attract and retain key talent and other personnel, the efficiency of development and marketing. All these activities require significant financial resources.  We may not be able to sustain competition.  Our inability to compete effectively with domestic and multinational residential real estate companies would have an adverse impact on our business.

Regulation of our business

Our business practices are regulated by numerous federal, state and local authorities, including the following:

Environmental Regulations

Federal, state and local laws and regulations impose environmental controls, disclosure rules and zoning restrictions that directly impact the management, development, use, and/or sale of real estate. Such laws and regulations tend to discourage sales and leasing activities with respect to some properties, and may therefore adversely affect us specifically, and the real estate industry in general. Our failure to uncover and adequately protect against environmental issues in connection with a target purchase of real estate may subject us to liability as buyer of such property or asset. Environmental laws and regulations impose liability on current or previous real property owners or operators for the cost of investigating, cleaning up or removing contamination caused by hazardous or toxic substances at the property. We may be held liable for such costs as a subsequent owner of such property. Liability can be imposed even if the original actions were legal and we had no knowledge of, or were not responsible for, the presence of the hazardous or toxic substances. Further, we may also be held responsible for the entire payment of the liability if we are subject to joint and several liability and the other responsible parties are unable to pay.  We may also be liable under common law to third parties for damages and injuries resulting from environmental contamination emanating from the site, including the presence of asbestos containing materials. Insurance for such matters may not be available. Additionally, new or modified environmental regulations could develop in a manner that could adversely affect us.

Certain laws and regulations govern the removal, encapsulation or disturbance of asbestos containing materials (“ACMs”), when those materials are in poor condition or in the event of building renovation or demolition, impose certain worker protection and notification requirements and govern emissions of and exposure to asbestos fibers in the air. These laws may also impose liability for a release of ACMs and may enable third parties to seek recovery against the Company for personal injury associated with ACMs. There may be ACMs at certain of the properties we acquire.

Americans with Disabilities Act

Certain properties the Company acquires may be required to comply with the Americans with Disabilities Act of 1990, or the ADA. The ADA has separate compliance requirements for “public accommodations” and “commercial facilities,” but generally requires that buildings be made accessible to people with disabilities. Compliance with the ADA requirements could require removal of access barriers and non-compliance could result in imposition of fines by the U.S. government or an award of damages to private litigants, or both. While the tenants to whom the Company leases properties will be obligated by law to comply with the ADA provisions, and under the Company’s leases will typically be obligated to cover costs associated with compliance, if required changes involve greater expenditures than anticipated, or if the changes must be made on a more accelerated basis than anticipated, the ability of such tenants to cover costs could be adversely affected and the Company could be required to expend its own funds to comply with the provisions of the ADA, which could adversely affect the Company’s results of operations and financial condition and its ability to make distributions to shareholders. In addition, the Company will be required to operate its properties in compliance with fire and safety regulations, building codes and other land use regulations, as they may be adopted by governmental agencies and bodies and become applicable to the Company’s properties. The Company may be required to make substantial capital expenditures to comply with those requirements and these expenditures could have a material adverse effect on our operations and financial condition.

Dodd-Frank Wall Street Reform Act

The Dodd-Frank Wall Street Reform Act, in part, regulates residential mortgage loans which includes the type of land contract agreements we enter into. The Act requires land contracts to be fully-amortized at a fixed rate of interest with no balloon payment. It also requires owners of real estate to utilize a licensed mortgage originator if they provide mortgage financing in the sale of three or more properties in any 12-month period. To comply with the applicable provisions of the Act, we are not involved in the construction of properties, we make fully-amortized land contracts that require the buyer to pay principal and interest, the interest we charge is at a fixed rate, we do not have balloon payment requirements, we only enter into land contacts when we believe in good faith that the buyer has a reasonable ability to repay us and we use licensed mortgage originators to participate in each land contract transaction.

Michigan Statutory Interest Rate Ceilings

The Office of Financial and Insurance Services of the Michigan Department of Consumer and Industry Services regulates the maximum amount of interest that can be charged on various loan categories including land contracts. In the past, we have made land contracts at interest rates of 9.90%.   In the State of Michigan, we are considered an unregulated lender and are prohibited from charging interest rates in excess of 11%.

Other Laws and Regulations

We will be required to operate properties in compliance with fire and safety regulations, building codes and other land use regulations, as they may be adopted by governmental agencies and bodies and become applicable to our properties. We are also required to comply with labor laws and laws which prohibit unfair and deceptive business practices with consumers.  We are also subject to a variety of local, state and federal statutes, ordinances, rules and regulations concerning fair housing and real estate transactions in general. These laws may result in delays; cause us to incur substantial compliance and other costs.  We may be required to make substantial capital expenditures to comply with those requirements and these expenditures could have a material adverse effect on its ability to pay dividends to shareholders at historical levels or at all.

Employees

As of September 1, 2011, we have two full-time employees.

From time to time, we will employ outside contractors to assist us with the evaluation and selection of geographic markets, identification and purchase of residential real estate, rehabilitation, legal, accounting and sales. We believe the use of non-salaried personnel allows us to expend our capital resources as a variable cost as opposed to a fixed cost of operations. In other words, if we have insufficient revenues or cash available, we are in a better position to only utilize those services required to generate revenues as opposed to having salaried employees.

We believe  that our future  success will depend in part on our  continued  ability  to  attract,  hire  or  acquire  and  retain qualified outside contractors. There can be no assurance that we will be able to attract and retain such individuals or companies. If we are unsuccessful in managing the timely delivery of these services our business could be adversely affected.

ITEM 1A.

RISK FACTORS

Risks Related To Our Business

Our independent auditors have expressed substantial doubt about our ability to remain as a going concern which may negatively impact our ability to obtain additional funding or funding on terms attractive to us.

Our independent auditors state in their audit report dated September 13, 2011 that since we have incurred substantial losses, had negative cash flow from operations, no revenues, and are dependent on our ability to raise capital from stockholders or other sources to sustain operations, there is a substantial doubt that we will be able to continue as a going concern. The going concern opinion may negatively impact our ability to obtain additional funding or funding on terms attractive to us. If we are unable to continue as a going concern, you will lose your entire investment.

We have a limited operating history for assessing our ability to conduct successful business activities.

We are a recently formed entity with limited operating history.   There can be no assurance that we will be able to successfully implement our business plan or that we will ever generate positive cash flow from our operations.

At this early stage of our operation, we face certain risks and uncertainties frequently encountered by companies at the early stage of their business development. Potential investors should be aware of the difficulties normally encountered by new companies and the high rate of failure of such enterprises. The likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the operations we plan to undertake. We cannot be sure that we will be successful in addressing these risks and uncertainties and our failure to do so could have a material adverse effect on our financial condition and your investment.

Our future success is dependent on many factors including our ability to identify potentially profitable residential real estate transactions, acquire such properties, manage any necessary renovations and attract buyers to purchase properties from us while generating a profit. None of these factors can be demonstrated by our historic performance and there is no assurance we will be able to accomplish them.

Our limited operating history makes any prediction of our future results of operations difficult or impossible. Since there can be no assurance of future successful performance of our business, you are accepting a high probability of losing your entire investment.

We have never generated a profit and if we are unable to generate consistent profits, we will not have the ability to sustain our business.

We have incurred a net loss of $181,020 and $565,120 for the year ended June 30, 2011 and for the period from February 22, 2010 (inception date) to June 30, 2010, respectively. We are expecting losses over the next 12 months because we do not have any revenues to offset the expenses associated with the development and implementation of our business plan. We cannot guarantee we will ever be successful in generating revenues in the future or that any revenues we are able to generate would be sufficient to pay for our expenses. If we are not able to generate sufficient revenues to achieve profitable operations, you will lose your entire investment.

Our failure to secure additional financing when needed may affect our ability to survive.

We will be required to spend substantial amounts of working capital to buy, renovate and resell residential real estate to implement our business plan. The only cash currently available to us is the cash in our bank account. We have no lines of credit or other sources of capital. As we spend our cash to purchase properties and pay for renovations, we will reduce the cash available for operating expenses and other property acquisitions. If we are unable to resell the properties we purchase, we may not have sufficient cash to pay our expenses. The availability of funding is subject to credit, economic, market and legal constraints. We are totally dependent on external sources of financing for the foreseeable future, for which we have no commitments. No guarantees that any additional financing can be obtained are possible. Even if financing is available, it may not be available on terms we find favorable.  Our failure to raise additional funds if needed in the future will adversely affect our business operations, which may require us to suspend our operations and lead you to lose your entire investment.

We have entered and plan to enter into land contracts with buyers who have poor credit and may not pay us on time or in full.

We have entered and plan to enter into land contracts with buyers who have poor credit and may not pay us the amount due in a timely manner or at all. In the event a buyer defaults on their agreement with us, the buyer is obligated to surrender the property. To enforce the terms of the land contract, we may be required to file a notice of forfeiture of land contract with a district court. If the buyer fails to respond with the required payment, a complaint for possession can be filed with a district court requesting the court order an eviction. Upon surrender of the property, no further action may be taken against the buyer except in the case of criminal negligence or willful destruction. Upon eviction, we would complete any necessary repairs and seek to sell the property again. If buyers are unable to pay us the amount agreed and when agreed, we would be negatively impacted to an unknown extent, which would negatively impact our cash flow and ability to continue as a going concern.

Our officers and directors do not have any specific experience or underwriting guidelines to determine whether a buyer qualifies to enter into a land contract with us.

Our officers and directors do not have any meaningful experience in determining whether a buyer qualifies to enter into a land contract with us. While we evaluate a buyer’s credit, sources of income and current assets, as well as check personal and professional references, we have no specific underwriting guidelines or experience to determine whether a buyer qualifies to enter into a land contract with us. If we enter into land contracts with buyers who are unable to pay us the amount agreed and when agreed, we would be negatively impacted to an unknown extent, which would negatively impact our cash flow and ability to continue as a going concern.

We incur significant costs complying with our obligations as a reporting issuer which makes it more difficult to generate a profit and reduces the cash available to implement our business plan.

We are required to file periodic reports with the Securities & Exchange Commission, including financial statements and disclosure regarding changes in our operations. In order to comply with these requirements, our independent registered public accounting firm has to review our financial statements on a quarterly basis and audit our financial statements on an annual basis. Moreover, our legal counsel will have to review and assist in the preparation of such reports. The costs charged by these professionals for such services cannot be accurately predicted at this time because factors such as the number and type of transactions that we engage in and the complexity of our reports cannot be determined at this time and will have a major effect on the amount of time to be spent by our auditors and attorneys. However, we estimate that these costs could exceed $50,000 per year for the next few years. Those fees will be higher if our business volume and activity increases.  Those obligations will reduce and possibly eliminate our ability and resources to fund our operations and may prevent us from meeting our normal business obligations. These compliance costs will be charged to operations and will negatively impact our ability to attain profitable operations.

We participate in a highly competitive industry which may prevent us from generating a profit from the purchase and sale of real estate.

The real estate industry is highly competitive.  Many companies and individuals are engaged in the business of acquiring interests in residential real estate. The industry is not dominated by any single competitor or a small number of competitors.  We compete with numerous industry participants for the acquisition of residential real estate, for contractors to renovate properties and for buyers of properties we own and may acquire in the future.  Some of our competitors have significant advantages over us, including greater name recognition, longer operating histories, lower operating costs, pre-existing relationships with current or potential customers, greater financial, marketing and other resources. These advantages could allow our competitors to respond more quickly to opportunities or changes in our markets. These competitive disadvantages could adversely affect our ability to acquire, renovate and resell real estate at a profit. We may never achieve a profit on any of the properties we may acquire.

We are narrowly focused on acquiring, renovating and reselling residential real estate in Michigan, which results in higher risk than if we had a more diverse property type or geography.

As of June 30, we owned twelve residential real estate properties in the State of Michigan. Subject to additional financing, we plan to acquire more properties in Michigan in the future. As a result, we will be susceptible to local economic conditions and the supply of and demand for real estate in the narrow market in which we participate. If there is a downturn in the economy or an oversupply of or decrease in demand for residential real estate in our market, our business could be materially adversely affected to a greater extent than if we owned a real estate portfolio that was more diversified in terms of both geography and type of property. Should we experience softening in our markets and not be able to offset the potential negative market influences on price and volume by increasing our transaction volume through market share growth, our financial results could be negatively impacted and our business could fail.

Investors will not have the opportunity to evaluate our investments before we make them, which makes any investment in our company more speculative.

You will not be able to evaluate the economic merits, transaction terms or other financial or operational data concerning our property acquisitions prior to purchasing or while owning any of our securities. You must rely on our management to implement our property acquisition strategy and policies, to evaluate our opportunities and to structure the terms of our property purchases and sales. Because investors are not able to evaluate our properties in advance of purchasing our securities, this offering may entail more risk than other types of offerings. This additional risk may hinder your ability to achieve your own personal investment objectives related to portfolio diversification, risk-adjusted investment returns and other objectives.

Risks Related To Our Management

Our officers and directors own a controlling interest in our voting stock and investors will not have any voice in our management, which could result in decisions adverse to our general stockholders.

Our officers and directors, in the aggregate, beneficially own approximately or have the right to vote approximately 65% of our outstanding common shares.  As a result, these stockholders, acting together, will have the ability to control substantially all matters submitted to our stockholders for approval including:(i) election of our board of directors; (ii) removal of any of our directors; (iii) amendment of our Articles of Incorporation or By-laws; and (iv) adoption of measures that could delay or prevent a change in control or impede a merger, takeover or other business combination involving us.

The interests of our officers may differ from the interests of the other stockholders, and they may influence decisions with which the other stockholders may not agree. Such decisions may be detrimental to our business plan and/or operations and they may cause the business to fail in which case you may lose your entire investment.

We have entered into material agreements with entities controlled by our officers and directors and will continue to do so in the future, which could result in decisions adverse to our general stockholders.

Our Co-Chief Executive Officers, Joel Wilson and Michael Kazee, have executed several agreements between us and companies they control. These related party agreements contained significant conflicts of interest. A summary of the agreements are as follows:

-

A written agreement whereby an entity controlled by Mr. Wilson and Mr. Kazee sold seven residential real estate properties to us for $217,404, which they purchased for $107,500;

-

A written agreement whereby an entity controlled by Mr. Wilson and Mr. Kazee was engaged to provide materials and labor for the renovation of properties we own under which $224,564 was paid as of December 31, 2010.  During year ended June 30, 2011, we paid Diversified Group Partnership Management, LLC ("DGPM") a total of $239,564 for labor and materials related to the renovations on the properties we owned;

-

We hired a real estate agency controlled by Mr. Kazee to sell each of the eleven properties we own. During the year ended June 30, 2011, 1 Stop Realty and Mortgage Services, LLC (“1 Stop”) sold eleven of our properties and we incurred total fees of $27,500;

-

A written employment agreement whereby Mr. Wilson and Mr. Kazee were hired as Co-Chief Executive Officers at a monthly salary of $3,500 each;

-

A written sublet agreement whereby an entity controlled by Mr. Wilson and Mr. Kazee subleased our corporate offices for $500 per month;

-

A verbal agreement whereby we advanced $30,000 to an entity controlled by Mr. Wilson and Mr. Kazee, which was repaid in full on October 21, 2010;

-

A written agreement whereby an entity controlled by Mr. Kazee loaned us $50,000 at an interest rate of 10%, which was repaid in full on February 1, 2011.

-

Written agreements completed in August 2011 whereby we sold land contract interests, including the transfer of full and legal title to the underlying properties and the right to receive the future payments made under the land contract, to three limited partnerships for $412,600.  There were nine properties included in these contracts with a carrying value of approximately $433,000 as of June 30, 2011.  Each limited partnership consisted of an entity controlled by Mr. Wilson and Mr. Kazee as its general partner and multiple limited partners who were not related parties to the Company.  All amounts paid under the agreement were paid by the limited partners and not by the entity controlled by Mr. Wilson and Mr. Kazee.

Our officers intend to enter into related party agreements in the future where significant conflicts of interest may exist. The interests of our officers differ from the interests of other stockholders and their decisions may negatively impact the value of your investment. Our officers may earn a profit from related party transactions while our investors may lose their entire investment.

Our officers and directors compete directly against us through entities they control.

Our directors and officers control other entities which engage in identical activities as our primary business of buying, renovating and selling residential real estate. Our officers and directors have stated they intend to present all opportunities related to our business activities to us first and that they will only personally pursue such opportunities if we are unable to do so. We have no policy limiting their activities. Our officers and directors may pursue real estate transactions personally, or through entities they control, that we otherwise could have pursued. Our officers and directors may earn a profit from identical business activities while our investors may lose their entire investment.

You may be more likely to sustain a loss on your investment because our management does not have as strong an economic incentive to avoid losses.

Our management has invested a total of $29,500 and owns a total of 7,273,750 shares of our common stock. They paid less than $0.01 per share. Therefore, our management has very little exposure to loss in the value of its investment in our shares. Without this exposure, our investors may be at a greater risk of loss because our management does not have as strong an economic incentive to prevent a decrease in the value of our shares as do management who make more significant equity investments.

Our officers and directors have no meaningful accounting or financial reporting education or experience, which increases the risk of accounting errors and makes an investment in our company more speculative.

Our ability to meet Exchange Act reporting requirements on a timely basis will be dependent to a significant degree on advisors and consultants. Our officers and directors have no meaningful accounting or financial reporting education or experience. As such, there is risk about our ability to comply with all financial reporting requirements accurately and on a timely basis.

We may have to cease our operations if we lose either of our key officers.

We are heavily dependent on the management experience of Joel Wilson and Michael Kazee. If something were to happen to either, it would greatly delay our daily operations until further industry contacts could be established. If we lose either of their services and cannot find a suitable replacement, we may have to cease operations. We do not have insurance covering their life. The success of our company is entirely dependent on their efforts.

Risks Related to Real Estate

Real estate investments are illiquid, which may limit our ability to respond to adverse changes in a timely manner.

Because real estate investments are relatively illiquid, our ability to vary our portfolio promptly in response to economic or other conditions will be limited. In addition, certain significant expenditures, such as debt service, real estate taxes, and operating and maintenance costs generally are not reduced in circumstances resulting in a reduction in income from the investment. The foregoing and any other factor or event that would impede our ability to respond to adverse changes in the performance of our investments could have an adverse effect on our financial condition and results of operations.

The purchase of residential real estate for the purpose of resale at a profit is highly speculative in nature and there can be no certainty we can achieve or maintain profitable operations.

The purchase of residential real estate for the purpose of resale at a profit involves significant risks which even a combination of careful evaluation, experience and knowledge may not eliminate.  Substantial expenses may be incurred to locate potentially profitable real estate transactions, to engage contractors to complete any required renovations and to identify buyers with the financial ability to consummate a transaction. The exact effect of these factors cannot be accurately predicted, but the combination of these factors may result in our company not receiving an adequate return on invested capital and may cause our business to fail.

The prices of residential real estate have been highly volatile and a decrease in prices can have a material adverse effect on our business.

The profitability of our operations will be directly related to the market prices of the real estate we acquire and resell. The market prices of real estate fluctuate significantly and are affected by a number of factors beyond our control, including, but not limited to, the rate of inflation, interest rates, and global economic and political conditions.  Price fluctuations in the real estate market can significantly affect the profitability of our transactions.

We plan to sell our properties on an installment plan and if we are not paid as agreed, our financial condition would be negatively impacted.

We plan to provide buyers of our properties with payment terms. In a typical transaction, we expect to receive a negotiated amount of the purchase price upfront and the remaining portion in monthly installments. There is substantial risk that we enter into transactions with buyers who are unable to make their monthly payments as planned. In the event a buyer defaults on their agreement with us, we may decide to evict any occupants, repair the property and sell it again. There would be substantial costs involved with each eviction, renovation and resale. If buyers are unable to pay us the amount agreed and when agreed, we would be negatively impacted to an unknown extent, which would negatively impact our cash flow and ability to continue as a going concern.

We plan to incur mortgage indebtedness and other borrowings, if available to us, which would increase our business risks.

When possible, we intend to acquire properties subject to existing financing or by borrowing new funds. Incurring mortgage debt increases the risk of loss since defaults on indebtedness secured by properties may result in foreclosure actions initiated by lenders and our loss of the property securing the loan which is in default.

Interest rates have been at historic lows for the past several years, and increases in interest rates have the potential to negatively impact the housing market.

Generally, when interest rates rise, housing becomes less affordable, since at a given income level people cannot qualify to borrow as much principal, or given a fixed principal amount they will be faced with higher monthly payments. This result may mean that fewer people will be able to afford homes at prevailing prices, potentially leading to fewer transactions or reductions in home prices in certain regions, depending also on the relevant supply-demand dynamics of those markets. If interest rates were to increase, we would have a more difficult time selling properties and generating revenue. As a result, we may not be able to cover our operating expenses and our business could fail.

We may be adversely affected by domestic and international economic conditions and other events that impact consumer confidence and demand.

We believe that consumer spending on homes is influenced by general economic conditions, the availability of discretionary income and consumer confidence.  Domestic or international general economic downturns, including periods of inflation or high gasoline prices or declining consumer confidence, may affect consumer purchasing patterns and result in reduced future sales to our customers. If we face severe economic conditions or other events that impact consumer confidence and demand, our business could fail and you would lose your entire investment.

We may depend on residential tenants for our revenue and therefore our revenue may depend on the success and economic viability of our tenants.

Our financial results may depend in part on leasing properties we acquire to tenants on economically favorable terms. In the event of a tenant default, we may experience delays in enforcing our rights as landlord and may incur substantial costs in protecting our investment and re-letting our property. A default of a substantial number of tenants at any one time on lease payments to us would cause us to lose the revenue associated with such lease(s) and cause us to have to find an alternative source of revenue to meet mortgage payments and prevent a foreclosure if the property is subject to a mortgage. Therefore, lease payment defaults by tenants could cause a material adverse effect on our business and investors could lose their entire investment.

We do not have any insurance and may suffer losses that are not covered by insurance, which might require us to utilize working capital allocated for our business operations.

We do not have casualty, liability, fire, extended coverage or rental loss insurance on any real estate we presently own and we do not intend to purchase any insurance in the future. If we become obligated to pay any damages, we could lose invested capital, working capital and anticipated profits. If we do not have sufficient capital to pay damages, we may face lawsuits, fines and penalties, which could adversely affect our business operations. Presently, we have no claims but we expect claims and damages in the future, due to the nature of our business. No assurance can be given that future damages will be less than the cost of insurance. Any losses would adversely affect our business.

We may be subject to unknown or contingent liabilities related to properties we acquire for which we may have limited or no recourse against the sellers.

Assets and entities that we may acquire in the future may be subject to unknown or contingent liabilities for which we may have limited or no recourse against the sellers. Unknown or contingent liabilities might include liabilities for clean-up or remediation of environmental conditions, tax liabilities and other liabilities. In the future we may enter into transactions with limited representations and warranties or with representations and warranties that do not survive the closing of the transactions, in which event we would have no or limited recourse against the sellers of such properties. While we usually require the sellers to indemnify us with respect to breaches of representations and warranties that survive, such indemnification is often limited and subject to various materiality thresholds, a significant deductible or an aggregate cap on losses. As a result, there is no guarantee that we will recover any amounts with respect to losses due to breaches by the sellers of their representations and warranties. In addition, the total amount of costs and expenses that we may incur with respect to liabilities associated with acquired properties and entities may exceed our expectations, which may adversely affect our operating results and financial condition. Finally, indemnification agreements between us and the sellers typically provide that the sellers will retain certain specified liabilities relating to the assets and entities acquired by us. While the sellers are generally contractually obligated to pay all losses and other expenses relating to such retained liabilities, there can be no guarantee that such arrangements will not require us to incur losses or other expenses as well.

We may face costly environmental problems.

Unidentified environmental liabilities could arise and have a material adverse effect on our financial condition and performance. Federal, state and local laws and regulations relating to the protection of the environment may require a current or previous owner or operator of real estate to investigate and remediate hazardous or toxic substances or petroleum product releases at the property.

We may have to pay governmental entities or third parties for property damage and for investigation and remediation costs that they incurred in connection with any contamination at our properties without regard to whether we knew of or caused the presence of the contaminants. Even if more than one person may have been responsible for the contamination, each person covered by these environmental laws may be held responsible for all of the clean-up costs incurred.

Some of the properties we may acquire may contain or may contain asbestos-containing building materials. Environmental laws may impose fines and penalties on building owners or operators who fail to properly manage and maintain these materials, notify and train persons who may come into contact with asbestos and undertake special precautions, and third parties may seek recovery from owners or operators for any personal injury associated with asbestos-containing building materials.

Some of the properties we may acquire may also contain or develop harmful mold or suffer from other air quality issues. As a result, the presence of significant mold or other airborne contaminants at any of our properties could require us to undertake a costly remediation program to contain or remove the mold or other airborne contaminants from the affected property or increase indoor ventilation. In addition, the presence of significant mold or other airborne contaminants could expose us to liability from our customers, employees of our customers and others if property damage or health concerns arise.

Our real estate will be subject to property taxes that may increase in the future, which could adversely affect our cash flow.

Our real estate will be subject to property taxes that may increase as tax rates change and as the real properties are assessed or reassessed by taxing authorities. We anticipate that certain of our leases will generally provide that the property taxes, or increases therein, are charged to the lessees as an expense related to the real properties that they occupy, while other leases will generally provide that we are responsible for such taxes. In any case, as the owner of the properties, we are ultimately responsible for payment of the taxes to the applicable government authorities. If real property taxes increase, our tenants may be unable to make the required tax payments, ultimately requiring us to pay the taxes even if otherwise stated under the terms of the lease. If we fail to pay any such taxes, the applicable taxing authority may place a lien on the real property and the real property may be subject to a tax sale. In addition, we will generally be responsible for real property taxes related to any vacant space.

Risks Related To Our Securities

Our board of directors has the authority, without stockholder approval, to issue preferred stock with terms that may not be beneficial to existing common and preferred stockholders and with the ability to affect adversely stockholder voting power and perpetuate their control over us.

Our articles of incorporation allow us to issue one hundred billion shares of preferred stock without any vote or further action by our common or preferred stockholders. Our board of directors has the authority to fix and determine the relative rights and preferences of preferred stock. Our board of directors also has the authority to issue preferred stock without further stockholder approval, including large blocks of preferred stock. As a result, our board of directors could authorize the issuance of a series of preferred stock that would grant to holders the preferred right to our assets upon liquidation, the right to receive dividend payments before dividends are distributed to the holders of common stock or other preferred stockholders and the right to the redemption of the shares, together with a premium, prior to the redemption of our common stock or existing preferred shares.

Preferred stock could be used to dilute a potential hostile acquirer. Accordingly, any future issuance of preferred stock or any rights to purchase preferred shares may have the effect of making it more difficult for a third party to acquire control of us. This may delay, defer or prevent a change of control or an unsolicited acquisition proposal. The issuance of preferred stock also could decrease the amount of earnings attributable to, and assets available for distribution to, the holders of our common stock and could adversely affect the rights and powers, including voting rights, of the holders of our common stock and preferred stock.

If we issue Series A Preferred Shares, our interest obligations could have material adverse effects on our business.

We have no Series A Preferred Shares issued as of September 1, 2011. If we issue a large number of Series A Preferred Shares in the future, there could be adverse consequences for our business, results of operations and financial condition because it could, among other things:

•

require us to dedicate a substantial portion of our cash flow from operations to make dividend payments on our indebtedness, thereby reducing our cash flow available to fund working capital, capital expenditures and other general corporate purposes;

•

increase our vulnerability to general adverse economic and industry conditions;

•

limit our ability to borrow additional funds on favorable terms or at all to expand our business or ease liquidity constraints;

•

limit our flexibility in planning for, or reacting to, changes in our business and our industry;

•

place us at a competitive disadvantage relative to competitors that have less indebtedness; and

•

require us to dispose of one or more of our properties at disadvantageous prices or raise equity that may dilute the value of our common stock in order to service our indebtedness or to raise funds to pay such indebtedness at maturity.

The issuance of any Series A Preferred Shares significantly increases the risk to all of our investors due to our dividend payment obligations and may lead to investors losing their entire investment.

Because we may issue additional shares of common stock, your investment could be subject to substantial dilution.

As of September 1, 2011 we have 10,098,713 shares of common stock outstanding and no shares of preferred stock outstanding.  Our articles of incorporation authorize the issuance of 100,000,000 (one hundred million) shares of common stock. We may issue additional shares of common stock for cash, services, or as employee incentives. Wherever possible, our board of directors will attempt to use non-cash consideration to satisfy obligations. In addition, we may attempt to raise capital by selling shares of our common and preferred stock, possibly at a discount to market. The future issuance of our authorized shares may result in substantial dilution in the percentage of our shares held by our then existing stockholders.  We may value any shares issued in the future on an arbitrary basis. The issuance of shares for future services or acquisitions or other corporate actions may have the effect of diluting the value of the shares held by our investors, and might have an adverse effect on any future trading market for our common shares.

Our common stock is subject to the “penny stock” rules as promulgated under the Exchange Act.

The Securities Exchange Commission has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or quotation system. Any broker engaging in a transaction in our common stock will be required to provide its customers with a risk disclosure document, disclosure of market quotations, if any, disclosure of the compensation of the broker-dealer and its sales person in the transaction, and monthly account statements showing the market values of our securities held in the customer’s accounts.  The bid and offer quotation and compensation information must be provided prior to effecting the transaction and must be contained on the customer’s confirmation of sale.  Certain brokers are less willing to engage in transactions involving penny stocks as a result of the additional disclosure requirements described above, which may make it more difficult for holders of our common stock to dispose of their shares.

Financial Industry Regulatory Authority (FINRA) sales practice requirements may limit your ability to buy and sell our shares.

FINRA rules require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. FINRA requirements will make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to sell our stock and have an adverse effect on the market for our shares and share price.

We have no plans to pay dividends on our common shares, leaving our investors with no income for the foreseeable future.

Holders of shares of our common stock are entitled to receive such dividends as may be declared by our board of directors. To date, we have paid no cash dividends on our shares of common stock and we do not expect to pay cash dividends on our common stock in the foreseeable future. We intend to retain future earnings, if any, to provide funds for operations of our business. Therefore, any return investors in our common stock may have will be in the form of appreciation, if any, in the market value of their shares of common stock. You should not buy our stock if you anticipate any income from dividends.

The market price of our shares would decline if our restricted shareholders sell a large number of shares.

A substantial number of our shares of common stock are restricted securities under Rule 144 of the Securities Act of 1933. In general, persons holding restricted securities, including affiliates, must hold their shares for a period of at least six months, may not sell more than one percent of the total issued and outstanding shares in any 90-day period, and must resell the shares in an unsolicited brokerage transaction at the market price. These restrictions do not apply to resales under Rule 144(b)(1)(i). The availability for sale of substantial amounts of common stock under Rule 144 could reduce prevailing market prices for our securities.

ITEM 1B.

UNRESOLVED STAFF COMMENTS

None

ITEM 2.

PROPERTIES

 Properties

We have our corporate headquarters in Bay City, Michigan. Substantially all of our operating activities are conducted from 1036 square feet of office space provided by The Diversified Group Partnership Management LLC, an entity controlled by our Co-Chief Executive Officers, for $500 per month. We believe that additional space may be required as our business expands and believe that we can obtain suitable space as needed.

Since inception, we have focused on making real estate acquisitions in the Saginaw, Bay and Midland Counties of Michigan. The region consists of primarily low and moderate income households. We have purchased twelve single family homes for $310,801. Each of the properties we bought has required substantial renovation and modernization. In aggregate, we spent $242,525 on properties for total consideration to repair roofing, siding, windows, mechanical systems, electrical systems, plumbing and for painting, new carpet and fixtures such as lighting and cabinets.

As of June 30, 2011, we own the following twelve single family residential real estate properties:

Property Address [1]	Purchase Price	Cost Basis	Estimated Value [2]	Annual Real Estate Taxes	Number of Bedrooms	Number of Bathrooms	Square Footage	Acreage	Title [15]
701 N. Wenona [8] Bay City MI 48706	$34,160 [13]	$56,502	$61,400	$2,445	3	2	1446	.18	Marketable Title
1203 S Raymond Bay City, MI 48706 [3]	$35,990 [13]	$59,529	$60,500	$1,622	4	2	1570	.13	Marketable Title
414 Franklin St. [11] Bay City, MI 48708	$28,060 [13]	$46,412	$35,800	$1,907	3	1	1160	.11	Marketable Title
200 N. Sheridan [10] Bay City, MI 48708	$35,990 [13]	$59,529	$60,500	$2,636	5	3	1568	.17	Marketable Title
207 E. Thomas Bay City, MI 48706	$24,400 [13]	$40,359	$40,000	$1,404	3	1	1006	.09	Marketable and Equitable Title
505 N. Henry Bay City, MI 48706 [4]	$32,269 [13]	$53,374	$50,400	$1,318	5	2	1880	.13	Marketable Title
616 Howard [12] Bay City, MI 48708	$14,089 [14]	$28,772	$42,394	$1,060	3	1	1358	.13	Marketable Title
118 Heyn[5] Saginaw, MI 48602	$25,060 [14]	$50,001	$57,000	$2,504	4	2	1436	.11	Marketable Title
306 McGraw Street [7] Bay City, MI 48708	$25,246 [14]	$48,207	$67,400	$2,042	3	1	1092	.15	Marketable Title
3318 N. Water St [6] Bay City, MI 48706	$26,535 [13]	$43,890	$41,000	$1,185	3	1	1027	.14	Marketable Title
420 N. Van Buren St. [9] Bay City, MI 48708	$15,532 [14]	$38,281	$52,400	$932	4	1	1,524.13		Marketable Title
205 S. Warner Bay City, MI 48706	$13,470	$28,470	$54,900	$1,336	4	1	1,379.05		Marketable and Equitable Title

(1)

None of the properties have or will be occupied by tenants. Properties not subject to land contracts remain vacant until sold. We hold legal title to all properties in fee simple. We have not depreciated the value of properties not subject to land contracts. There are no liens against any of our properties.

(2)

We paid a total of $310,801 for the twelve properties. The Estimated Value is as of June 30, 2011. For properties subject to land contracts, the Estimated Value reflects the contract price less the cost of real estate agency fees. The Estimated Value for all remaining properties reflects managements’ opinion of the current market value of each property, less estimated sales and marketing costs, based on its knowledge of recent sales, asking prices of similar properties and discussions with local real estate agents.  The company has not commissioned a professional appraisal or analysis of the market value of any of the properties it currently owns. No assurance can be provided that we will sell any of the properties for the estimated value or at all.

(3)

The property at 1203 S. Raymond is subject to a land contract agreement. The purchaser agreed to purchase the property for $63,000, made a $6,300 down payment and agreed to pay $56,700 at the rate of $493.40 per month for the next thirty years. The payment includes interest of 9.9% on the unpaid principal balance. The purchaser has also agreed to pay $186.92 per month for estimated taxes, assessments and insurance, which shall be adjusted based on future tax and insurance rates. $3,800 of the down payment made by the buyer was borrowed from a company controlled by our Co-Chief Executive Officer.  In August 2011, the interest in this land contract was sold and the land contract interest purchaser is entitled to receive the future monthly payments stated in the land contract agreement.  Until all payments per the land contract agreement are received, the full and legal title to this property will be held by the land contract interest purchaser.

(4)

The property at 505 N. Henry is subject to a land contract agreement. The purchaser agreed to purchase the property for $52,900, made a $5,290 down payment and agreed to pay $47,610 at the rate of $414.30 per month for the next thirty years. The payment includes interest of 9.9% on the unpaid principal balance. The purchaser has also agreed to pay $211.67 per month for estimated taxes, assessments and insurance, which shall be adjusted based on future tax and insurance rates. $2,790 of the down payment made by the buyer was borrowed from a company controlled by our Co-Chief Executive Officer.  In August 2011, the interest in this land contract was sold and the land contract interest purchaser is entitled to receive the future monthly payments stated in the land contract agreement.  Until all payments per the land contract agreement are received, the full and legal title to this property will be held by the land contract interest purchaser.

(5)

The property at 118 Heyn is subject to a land contract agreement. The purchaser agreed to purchase the property for $59,500, made a $5,950 down payment and agreed to pay $53,550 at the rate of $465.99 per month for the next thirty years. The payment includes interest of 9.9% on the unpaid principal balance. The purchaser has also agreed to pay $201.37 per month for estimated taxes, assessments and insurance, which shall be adjusted based on future tax and insurance rates. $3,450 of the down payment made by the buyer was borrowed from a company controlled by our Co-Chief Executive Officer.  In August 2011, the interest in this land contract was sold and the land contract interest purchaser is entitled to receive the future monthly payments stated in the land contract agreement.  Until all payments per the land contract agreement are received, the full and legal title to this property will be held by the land contract interest purchaser.

(6)

The property at 3318 N. Water St. is subject to a land contract agreement. The purchaser agreed to purchase the property for $43,500, made a $4,350 down payment and agreed to pay $39,150 at the rate of $340.68 per month for the next thirty years. The payment includes interest of 9.9% on the unpaid principal balance. The purchaser has also agreed to pay $173.84 per month for estimated taxes, assessments and insurance, which shall be adjusted based on future tax and insurance rates. $1,850 of the down payment made by the buyer was borrowed from a company controlled by our Co-Chief Executive Officer.

(7)

The property at 306 McGraw St. is subject to a land contract agreement. The purchaser agreed to purchase the property for $69,900, made a $6,990 down payment and agreed to pay $62,910 at the rate of $547.44 per month for the next thirty years. The payment includes interest of 9.9% on the unpaid principal balance. The purchaser has also agreed to pay $229.70 per month for estimated taxes, assessments and insurance, which shall be adjusted based on future tax and insurance rates. $4,490 of the down payment made by the buyer was borrowed from a company controlled by our Co-Chief Executive Officer.  In August 2011, the interest in this land contract was sold and the land contract interest purchaser is entitled to receive the future monthly payments stated in the land contract agreement.  Until all payments per the land contract agreement are received, the full and legal title to this property will be held by the land contract interest purchaser.

(8)

The property at 701 N. Wenona is subject to a land contract agreement. The purchaser agreed to purchase the property for $63,900, made a $6,390 down payment and agreed to pay $57,510 at the rate of $500.45 per month for the next thirty years. The payment includes interest of 9.9% on the unpaid principal balance. The purchaser has also agreed to pay $261.69 per month for estimated taxes, assessments and insurance, which shall be adjusted based on future tax and insurance rates. $3,890 of the down payment made by the buyer was borrowed from a company controlled by our Co-Chief Executive Officer.  In August 2011, the interest in this land contract was sold and the land contract interest purchaser is entitled to receive the future monthly payments stated in the land contract agreement.  Until all payments per the land contract agreement are received, the full and legal title to this property will be held by the land contract interest purchaser.

(9)

The property at 420 N. Van Buren is subject to a land contract agreement. The purchaser agreed to purchase the property for $54,900, made a $5,490 down payment and agreed to pay $49,410 at the rate of $429.96 per month for the next thirty years. The payment includes interest of 9.9% on the unpaid principal balance. The purchaser has also agreed to pay $133.79 per month for estimated taxes, assessments and insurance, which shall be adjusted based on future tax and insurance rates. $2,990 of the down payment made by the buyer was borrowed from a company controlled by our Co-Chief Executive Officer.  In August 2011, the interest in this land contract was sold and the land contract interest purchaser is entitled to receive the future monthly payments stated in the land contract agreement.  Until all payments per the land contract agreement are received, the full and legal title to this property will be held by the land contract interest purchaser.

(10)

The property at 200 N. Sheridan is subject to a land contract agreement. The purchaser agreed to purchase the property for $63,000, made a $6,300 down payment and agreed to pay $56,700 at the rate of $493.40 per month for the next thirty years. The payment includes interest of 9.9% on the unpaid principal balance. The purchaser has also agreed to pay $273.62 per month for estimated taxes, assessments and insurance, which shall be adjusted based on future tax and insurance rates. $3,800 of the down payment made by the buyer was borrowed from a company controlled by our Co-Chief Executive Officer.  In August 2011, the interest in this land contract was sold and the land contract interest purchaser is entitled to receive the future monthly payments stated in the land contract agreement.  Until all payments per the land contract agreement are received, the full and legal title to this property will be held by the land contract interest purchaser.

(11)

The property at 414 Franklin is subject to a land contract agreement. The purchaser agreed to purchase the property for $38,300, made a $3,830 down payment and agreed to pay $34,470 at the rate of $299.95 per month for the next thirty years. The payment includes interest of 9.9% on the unpaid principal balance. The purchaser has also agreed to pay $214.58 per month for estimated taxes, assessments and insurance, which shall be adjusted based on future tax and insurance rates.  $3,830 of the down payment was made by the buyer. In August 2011, the interest in this land contract was sold and the land contract interest purchaser is entitled to receive the future monthly payments stated in the land contract agreement.  Until all payments per the land contract agreement are received, the full and legal title to this property will be held by the land contract interest purchaser.

(12)

The property at 616 Howard is subject to a land contract agreement. The purchaser agreed to purchase the property for $44,894, made a $4,489.40 down payment and agreed to pay $40,404.60 at the rate of $351.60 per month for the next thirty years. The payment includes interest of 9.9% on the unpaid principal balance. The purchaser has also agreed to pay $141 per month for estimated taxes, assessments and insurance, which shall be adjusted based on future tax and insurance rates. $1,989.40 of the down payment made by the buyer was borrowed from a company controlled by our Co-Chief Executive Officer.  In August 2011, the interest in this land contract was sold and the land contract interest purchaser is entitled to receive the future monthly payments stated in the land contract agreement.  Until all payments per the land contract agreement are received, the full and legal title to this property will be held by the land contract interest purchaser.

(13)

 In October 2010, we purchased seven properties for $217,404 from The Diversified Group Partnership Management, LLC, an entity controlled by Mr. Wilson and Mr. Kazee. The properties were purchased as a group and there was no specific value assigned to any individual property. The purchase price for these seven properties are based upon their relative fair values as listed in the table above.

(14)

During October and November 2010, we finalized real estate sales contracts to purchase four residential real estate properties from The Diversified Group Partnership Management, LLC.  We paid $79,927 for the four properties.

(15)

When we enter into a land contract, we retain marketable title since we have the legal title in fee simple to the property, but we provide the buyer with equitable title, which entitles them to the actual enjoyment and use of a property.

Renovations

For the year ended June 30, 2011, we spent $242,526 in renovations on the twelve properties we owned as of that date. The renovations on all but one of our properties was complete as of June 30, 2011.  We spent an additional $10,000 to complete renovations on the remaining property in August 2011. The majority of the renovations were performed by the Diversified Group Partnership Management, LLC ("DGPM"), which is owned by the Company’s Co-Chief Executive Officers Joel Wilson and Michael Kazee.

Customers

As of June 30, 2011, we entered into land contracts for the sale of eleven properties with a total transaction value of $596,394 in which we already received $69,590.  The land contracts can be pre-paid with no prepayment penalty.  $30,809 of the down payment made by buyers was borrowed from Diversified Lending Services, LLC, a company controlled by our Co-Chief Executive Officer.   Until all payments per the land contract agreement are received, the full and legal title to this property will be held by the land contract interest purchaser. In August 2011, interests in nine of the land contracts were sold to an entity controlled by our Co-Chief Executive Officers and the land contract interest purchaser is now entitled to receive the future monthly payments stated in the land contract agreement. See Certain Relationships and Related Transactions, and Director Independence.

Land Contracts

In the State of Michigan, a land contract, sometimes known as a contract for deed or an installment sales agreement is a contract between a buyer and seller of real estate in which the seller provides the buyer with the ability to pay the purchase price in installments. A land contract conveys equitable title to the purchaser while marketable title remains with the seller. We hold legal the deed and legal title to the property, but the purchaser can use the property during the term of the land contract. When the purchase price and all interest have been paid in full, we become obligated to transfer legal title to the property to the buyer.

The purchaser is unable to sell the property unless all of the terms of the land contract have been satisfied. We can provide written authorization to allow purchaser to sell property subject to a land contract as long as we receive the balanced owed upon sale. The purchaser is obligated to pay us the purchase price stated in the land contract and is entitled to any profits it realizes from a sale above that price.

The purchaser would be in default of the land contract agreement if it (a) fails to pay any installment in full or in a timely manner, or (b) fails to pay property taxes, or (c) fails to maintain adequate insurance coverage, or (d) removes buildings or fixtures, or (e) creates or brings hazardous waste on the property, or (f) causes material damages to the property or (g) fails to pay the principal or interest on any loans with cross default provisions.

In the event of default, the purchaser is obligated to surrender the property and all funds received by us are considered rent. To enforce the terms of the land contract, we may be required to file a notice of forfeiture of land contract with a district court. If the buyer fails to respond with the required payment, a complaint for possession can be filed with a district court requesting the court order an eviction. Upon surrender of the property, no further action may be taken against the purchaser except in the case of criminal negligence or willful destruction. Upon eviction, we would complete any necessary repairs and seek to sell the property again. Foreclosure proceedings are not required when a buyer and seller have entered into a land contract.

Under a land contract, the purchaser is considered the homeowner for property tax and homeowner insurance purposes and is legally responsible for all property maintenance, taxes and insurance.

Land Contract Qualification

When a buyer does not have sufficient cash to purchase a property outright and is unable to obtain mortgage financing from third-parties, we evaluate a buyer’s credit, sources of income and current assets to determine whether we are willing to enter into a land contract. We also check personal and professional references and conduct an in-person interview to determine creditworthiness, ensure the terms of the land contracts are clear and to assess our risk. Our decision to enter into a land contract is subjective. We do not have any specific underwriting guidelines to determine whether a buyer qualifies to enter into a land contract with us.

We will enter into land contracts when a buyer has insufficient cash to pay for the property outright and when the buyer is unable to obtain mortgage financing from third-parties. No assurance can be given that installments for any land contract we have or enter into, will paid in full or in a timely manner by any buyer.

Sources of Down Payment

In all of the land contracts we entered into, except for the property located at 414 Franklin, the purchasers did not have the entire 10% of the purchase price required to complete the transaction. Diversified Lending Services, LLC (“DLS”) provides loans to purchasers of real estate who have at least $2,500 of their own funds. DLS is controlled by Michael Kazee, our Co-Chief Executive Officer. DLS loaned each of the purchasers of our properties the difference between the 10% required down payment and the $2,500 they each had. The funds were lent to the purchasers of our properties and they used the funds to provide us with the required 10% down payment to enter into the land contracts. DLS loaned money to the purchasers at the same interest rate in each of our land contracts and requires their borrowers to pay $100 a month towards the repayment of principal.

The loan provided by DLS and the land contract contains a cross default clause. In the event a purchaser defaults by not paying their principal and interest on time or in full, the cross default causes a default on the purchasers’ loan from DLS. In the event a borrower of DLS defaults by not paying their principal and interest on time or in full, the cross default causes a default on the land contract from us. In the event of a default on either the purchasers loan from DLS or the purchasers land contract with us, all funds received by us are considered rent and the land contract is voided. If the event of default, we may seek to evict the purchaser so we can prepare the property for sale again.

In the event of a default on either the purchasers’ loan from DLS or the purchasers land contract with us, DLS is entirely at risk for their loan and we are under no obligation to provide them with any form of consideration.

We have no agreement with Diversified Lending Services, LLC regarding the issuance of loans to purchasers of our properties.

Insurance

We do not have casualty, liability, fire, extended coverage or rental loss insurance on any real estate we presently own and we do not intend to purchase any insurance in the future. If we become obligated to pay any damages, we could lose invested capital, working capital and anticipated profits. If we do not have sufficient capital to pay damages, we may face lawsuits, fines and penalties, which could adversely affect our business operations. Presently, we have no claims but we expect claims and damages in the future, due to the nature of our business. No assurance can be given that future damages will be less than the cost of insurance. Any losses would adversely affect our business.

ITEM 3.

LEGAL PROCEEDINGS

We are not aware of any litigation or threatened litigation of a material nature.

PART II

ITEM 5.

MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is traded on the Over-the-Counter Bulletin Board (“the OTC-BB” or “BB”) under the symbol “ANFD.” Prior to August 10, 2011, our common shares were not quoted or traded on any electronic or other trading system and there was no public market for our common shares. The market for our common shares is limited and can be volatile. During the period of August 10, 2011 to August 31, 2011, our common stock had a low and high bid price of $0.35 and $1.45, respectively.

Holders

As of the September 1, 2011, we have a total of 10,098,713 shares of common stock outstanding, held of record by approximately 56 shareholders. We do not have any shares of preferred stock outstanding.

Dividends

No cash dividends have been declared or paid on our common stock to date. No restrictions limit our ability to pay dividends on our common stock. The payment of cash dividends in the future, if any, will be contingent upon our company's revenues and earnings, if any, capital requirements and general financial condition. The payment of any dividends is within the discretion of our board of directors.

Securities Authorized for Issuance under Equity Compensation Plans

We have reserved 1,200,000 shares of common stock pursuant to our 2010 Stock Incentive Plan enacted for the benefit of our directors, officers, employees and consultants. As of September 1, 2011, no securities have been issued pursuant to that plan.

Penny Stock Regulations and Restrictions on Marketability

The Securities Exchange Commission has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or quotation system. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock, to deliver a standardized risk disclosure document prepared by the Commission, that: (a) contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading; (b) contains a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to a violation to such duties or other requirements of Securities' laws; (c) contains a brief, clear, narrative description of a dealer market, including bid and ask prices for penny stocks and the significance of the spread between the bid and ask price; (d) contains a toll-free telephone number for inquiries on disciplinary actions; (e) defines significant terms in the disclosure document or in the conduct of trading in penny stocks; and (f) contains such other information and is in such form, including language, type, size and format, as the Commission shall require by rule or regulation.

The broker-dealer also must provide, prior to effecting any transaction in a penny stock, the customer with: (a) bid and offer quotations for the penny stock; (b) the compensation of the broker-dealer and its salesperson in the transaction; (c) the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and (d) a monthly account statements showing the market value of each penny stock held in the customer's account.

In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written acknowledgment of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a written suitability statement.

The additional burdens imposed upon broker-dealers by such requirements may discourage broker-dealers from effecting transactions in our securities, which could severely limit their market price and liquidity of our securities.

Recent Sales of Unregistered Securities

On October 4, 2010 we sold a total of 1,498,713 common shares to 52 investors, each of whom subscribed to purchase the shares, at a price of $0.40 per share, for aggregate consideration of $598,994.

No underwriters were utilized and no commissions or fees were paid with respect to any of the above transactions. These persons were the only offerees in connection with these transactions. We relied on Section 4(2) and Rule 506 of Regulation D of the Securities Act since the transaction does not involve any public offering.

Stock Transfer Agent

We have retained Interwest Transfer Company, Inc. to serve as our stock transfer agent.  Interwest Transfer Company, Inc. is located at 1981 Murray Holladay Road, Suite 100, Salt Lake City, UT  84117. Mailing address: P.O. Box 17136, Salt Lake City, UT  84117. Phone: (801) 272-9294. Fax: (801) 277-3147.

ITEM 6.

SELECTED FINANCIAL DATA

Not Applicable.

ITEM 7.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Except for the historical information contained in this report on Form 10-K, the matters discussed herein are forward-looking statements. Words such as “anticipates,” “believes,” “expects,” “future,” and “intends,” and similar expressions are used to identify forward-looking statements. These and other statements regarding matters that are not historical are forward-looking statements. These matters involve risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include without limitation those discussed below as well as those discussed elsewhere in this report. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date hereof. We assume no obligation to update these forward-looking statements to reflect actual results or changes in factors or assumptions affecting such forward-looking statements.

Background Overview

We purchase, renovate and resell residential real estate in the United States.  We typically sell our properties under a land contract to buyers who do not have sufficient cash to purchase a property outright and are unable to obtain mortgage financing from third-parties. In a typical transaction land contract transaction, we receive a negotiated amount of the purchase price upfront and the remaining portion in monthly installments. There is substantial risk that we enter into transactions with buyers who are unable to make their monthly payments as planned. In the event a buyer defaults on their agreement with us, we may decide to evict any occupants, repair the property and sell it again. There would be substantial costs involved with each eviction, renovation and resale. If buyers are unable to pay us the amount agreed and when agreed, we would be negatively impacted to an unknown extent, which would negatively impact our cash flow and ability to continue as a going concern.

The Company also enters into sales of land contract interests where the Company transfers and delivers to the purchaser full interest in the land contracts noted above, including the transfer of full and legal title to the underlying properties and the right to receive the future payments made under the land contract, upon full payment of the land contract interest purchase price.  Until all payments per the land contract agreement are received, the full and legal title to the underlying properties is held by the land contract interest purchaser.

We initially raised $598,994 in a private placement which closed on October 4, 2010.  During the year ended June 30, 2011, we acquired twelve residential real estate properties in Michigan for approximately $310,801 and as of June 30, 2011, we used $242,526 to pay for labor and materials to renovate our properties.

As of June 30, 2011, we entered into land contracts for the sale of eleven properties with a total transaction value of $596,394 in which we already received $69,590.  The land contracts can be pre-paid with no prepayment penalty.  $30,809 of the down payment made by buyers was borrowed from Diversified Lending Services, LLC, a company controlled by our Co-Chief Executive Officer.

In August 2011, interests in nine of the land contracts were sold to an entity controlled by our Co-Chief Executive Officers and the land contract interest purchaser is now entitled to receive the future monthly payments stated in the land contract agreement.

Our officers have entered into material agreements with entities they control and will continue to do so in the future, which could result in decisions adverse to our general stockholders. Our Co-Chief Executive Officers, Joel Wilson and Michael Kazee, have executed several agreements between us and companies under their control. These related party agreements contained significant conflicts of interest. A summary of the agreements can be found in the “Conflicts of Interest” section below.

Our officers intend to enter into related party agreements in the future where significant conflicts of interest may exist. The interests of our officers differ from the interests of other stockholders and their decisions may negatively impact the value of your investment. Our officers may earn a profit from related party transactions while our investors may lose their entire investment.

Results of Operations

For the year ended June 30, 2011 and for the period from inception on February 22, 2010 to June 30, 2010

Net loss for the year ended June 30, 2011 decreased by $384,100 compared to the year ended June 30, 2010.  The decrease in net loss was primarily attributable to a decrease in professional fees, as 2010 non-cash stock based compensation did not recur during 2011.  The decrease in professional fees was partially offset by increases in salaries paid to our Co-Chief Executive Officers, Joel Wilson and Michael Kazee, commissions and fees, depreciation, other expenses and rent as we had a full year of operations.

From inception on February 22, 2010 to June 30, 2010, we have generated no revenues and have incurred a net loss of $565,120.  Our net loss for this period was primarily attributable to $535,120 of non-cash stock-based compensation.

We expect to considerably increase our operating expenses in the future, particularly expenses in sales, marketing, travel and general working capital. As of September 1, 2011 we purchased four additional properties with a total purchase price of $56,000.  We have not currently identified any additional specific properties we intend to acquire or lease.

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

The Company also enters into sales of land contract interests where the Company transfers and delivers to the purchaser full interest in the land contracts noted above, including the transfer of full and legal title to the underlying properties and the right to receive the future payments made under the land contract, upon full payment of the land contract interest purchase price.  Payments of the land contract interest purchase price typically occur over a period of time in unequal and irregular installments and are recorded as deposit liabilities per the deposit method until the earnings process is complete as the Company does not transfer to the purchaser all the risk and rewards of ownership of the real estate upon the sale of the property.

In accordance with FASB ASC 360-20, the Company recognizes profit on these sales of land contract interests when the earnings process is complete and the collectability of the sales price and additional proceeds is reasonably assured.  This typically occurs when the purchase price is paid in full and legal title to the property has transferred to the land contract interest purchaser.  Additionally, when the earnings process is complete, any down payments and monthly land contract income previously received and recorded as a deposit liability is recognized as revenue.  Any down payment or monthly land contract income received and recorded as a deposit liability that was borrowed from a related party is recorded as an equity recapitalization.

Liquidity and Capital Resources

For the year ended June 30, 2011 and for the period from inception on February 22, 2010 to June 30, 2010

Net cash used in our operating activities for the year ended June 30, 2011 increased $575,165 compared to the period from inception on February 22, 2010 to June 30, 2010 as we had a full year of operations during 2011.  The increase was due to the following:  although our net loss decreased $384,100, this was offset by a decrease in noncash expenses of $522,418 (including depreciation and share-based compensation).  Cash flows used in operations were also impacted by a decrease in assets and liabilities of $436,847 (including deposit liabilities, prepaid and other current assets, notes payable, and real estate).

Net cash used in financing activities for the year ended June 30, 2011 increased $4,428 compared to the period from inception on February 22, 2010 to June 30, 2010.  This increase was due to expenditures for leasehold improvements to our subleased office space.

Net cash provided by our investing activities for the year ended June 30, 2011 increased $576,579 compared to the period from inception on February 22, 2010 to June 30, 2010.  The increase primarily relates to the issuance of shares of our common stock in a private placement which closed on October 4, 2010 in which we raised $598,994.

As of June 30, 2011, our total assets were $575,480 and our total liabilities were $182,506. As of June 30, 2011, we had $6,986 in cash.

Net cash used in our operating activities from inception on February 22, 2010 to June 30, 2010 was $20,000.  Net loss of $565,120 was decreased by noncash share-based compensation expenses of $535,120.  Net loss was impacted by an increase in notes payable of $10,000.

Net cash provided by our financing activities from inception on February 22, 2010 to June 30, 2010 was $25,000 which relates to advances from stockholders of $20,000 and proceeds of $5,000 from the issuance of common stock to our founders.

As of June 30, 2010, our total assets were $7,700 and our total liabilities were $32,700. As of June 30, 2010, we had $5,000 as a result of shareholder contributions.

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

New Accounting Pronouncements

We do not expect the adoption of recently issued accounting pronouncements to have a significant impact on our results of operations, financial position or cash flow.

ITEM 7A.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 8.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements included in this annual report under this item are set forth beginning on Page F-1 of this Annual Report, immediately following the signature pages.

ITEM 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.

ITEM 9A.

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.  The Company’s management, with the participation of the Company’s Co-Principal Executive Officers and Principal Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended)  as of June 30, 2011.  Based on this evaluation, the Company’s Co-Principal Executive Officers and Principal Financial Officer concluded that, as of June 30, 2011 the Company’s disclosure controls and procedures were effective, in that they provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to the Company’s management, including the Company’s Co-Principal Executive Officers and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our company’s registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

ITEM 9B.

OTHER INFORMATION

Not Applicable.

PART III

ITEM 10.

DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Identity of directors, executive officers and significant employees

	Age	Title	Held Position Since

Joel Wilson	29	Chairman of the Board, Co-Chief Executive Officer, Principal Accounting Officer, Secretary , Chief Financial Officer	February, 2010
Michael Kazee	39	Director and Co-Chief Executive Officer	February, 2010
T. James Everett	38	Director	October 2010
Sarah Bethune	30	Director	October, 2010

Business experience of directors, executive officers, and significant employees

Joel I. Wilson has been Chairman of the board of directors, Co-Chief Executive Officer, Chief Financial Officer, Secretary and Principal Accounting Officer since February 2010. He also serves as the President of The Diversified Group Insurance Agency, LLC, an insurance company, where he supervises life insurance agents, negotiates vendor agreements and ensures compliance with the State of Michigan’s Office of Financial and Industry Regulation since 2009, the President of the Diversified Group Advisory Firm, a financial advisory firm, where he manages all aspects of their financial advisory service operations and ensures compliance with the State of Michigan’s Office of Financial and Industry Regulation since 2009, the Vice President of The Diversified Group Partnership Management LLC, a real estate investment company, where he manages all aspects of their real estate investment operations since 2009 and he also serves as the Executive Principal of WR Rice Financial Services Incorporated, a broker-dealer business, where he manages all aspects of their operations since October 2010. Mr. Wilson is an owner of each of the entities in which he presently serves.

Previously, Mr. Wilson has served as the President of Wilson and Kazee Diversified Financial Group, LLC, a financial advisory business, where he managed various aspects of their business from 2010 to 2011, the Vice President of Diversified Mortgage Solutions, LLC, a mortgage brokerage business, where he managed various aspects of their business from 2009 to 2010, a Registered Principal of Chelsea Financial Services, a financial advisory firm, where he provided financial advisory services to clients from 2009 to January 2010, a Registered Principal of John Hancock Financial Network, a financial advisory firm, where he provided financial advisory clients from 2007-2009 and as an English as a Second Language Instructor for Volkshochschule Dresden,  a school, from 2005-2007. Mr. Wilson was an owner of Wilson and Kazee Diversified Financial Group, LLC and of the Diversified Mortgage Solutions LLC.

Michael Kazee has been a Director and Co-Chief Executive Officer since February 2010.  He also serves as the President of 1 Stop Realty and Mortgage Services, LLC (“1 Stop”) Realty and Mortgage Services, a real estate agency and mortgage broker business, where he manages all aspects of operations since 2007, President of the Diversified Lending Services, LLC, a private lending business, where he manages all aspects of private lending since 2010, President of The Diversified Group Partnership Management, LLC, a real estate investment company, where he manages employees and the renovation of real estate since 2009, Vice President of The Diversified Group Insurance Agency, LLC, an insurance company, where he sells life insurance and assists in the operations of the life insurance agency since 2009, Vice President of The Diversified Group Advisory Firm, LLC, a financial advisory business, where he assists in the management of employees and operations of the financial advisory firm since 2009 and as a Registered Representative of WR Rice Financial Services Incorporations, a financial advisory business, where he provides financial advisory services to clients since 2010.  Mr. Kazee is an owner of each of the entities in which he presently serves.

Previously, Mr. Kazee was the Vice President of Wilson and Kazee Diversified Financial Group, LLC, a financial advisory business, where he assisted in the management of various aspects of the financial advisory business from 2010 to 2011, a Registered Principal of Chelsea Financial Services, a financial advisory business, where he provided financial advisory services to clients from 2009 to January 2010, a Registered Principal of John Hancock Financial Network, a financial advisory business, where he provided financial advisory clients from 2008-2009 and President of Black Mountain Mortgage, a mortgage broker business, where he managed all aspects of the licensed mortgage brokerage business from 2005 – 2007. Mr. Wilson was an owner of Wilson and Kazee Diversified Financial Group, LLC, the Diversified Mortgage Solutions LLC and Black Mountain Mortgage.

T. James Everett has been a Director since October 2010. Mr. Everett has been the Operator of the Everett Carpet Company, a carpet retailer, since 1995 where he is primarily responsible for business development and management of six sales representatives and twelve carpet installers.

Sarah Bethune has been a Director since October 2010.  Mrs. Bethune is currently a Senior Research Investigator for SSCI, a contract pharmaceutical development services business and division of Aptuit, since September 2008 where she manages a laboratory which develops and tests new pharmaceuticals. From September 2003 to September 2008, she was a graduate student at the University of Michigan and she received her PhD in Pharmaceutical Sciences in 2009.

Audit Committee

Our Company does not have a separately designated standing audit committee in place; our Company’s entire board of directors has served, and currently serves, in that capacity. This is due to the small number of executive officers involved with the Company and the fact that the Company operates with few employees. Our board of directors will continue to evaluate, from time to time, whether a separately designated standing audit committee should be put in place. We do not have an audit committee financial expert as that term is defined by the rules promulgated by the Securities and Exchange Commission.

Code of Ethics

Our Company has a Code of Ethics that applies to all of the Company’s employees, including its executive officers and board of directors. A copy of our Code of Business Conduct and Ethics has been filed with the Securities and Exchange Commission as an exhibit to our Form S-11 filed on December 1, 2010. Any person desiring a copy of the Code of Business Conduct and Ethics, can obtain one by going to www.sec.gov and looking at the attachments to our form S-11. Additionally, our Code of Ethics is posted on our Company website located at http://www.americanrealtyfunds.com.

Section 16(a) Beneficial Ownership Reporting Compliance

To the best of our knowledge, no officer, director and/or beneficial owner of more than 10% of our Common Stock, failed to file reports as required by Section 16(a) of the Exchange Act during the period covered by this report.

ITEM 11.

EXECUTIVE COMPENSATION

The table below summarizes all compensation awarded to, earned by, or paid to our named executive officers for the fiscal year ended June 30, 2011 and 2010.

Summary Compensation Table

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	All Other Compensation ($) (i)	Total ($) (j)

Joel Wilson Co-CEO, Director(1)	2011 2010	42,000 0	0 0	0 0(3)	0 0	0 0	42,000 0

Michael Kazee Co-CEO, Director(2)	2011 2010	42,000 0	0 0	0 0(3)	0 0	0 0	42,000 0

(1)

Pursuant to an employment agreement, Mr Wilson receives a base salary of $3,500 per month.

(2)

Pursuant to an employment agreement, Mr Kazee receives a base salary of $3,500 per month.

(3)

On February 22, 2010, each of Mr. Wilson and Mr. Kazee were issued 3,600,000 shares of common stock as founder’s shares. No specific reason, criteria or basis for the number of shares each of Mr. Wilson and Mr. Kazee received was utilized except that Mr. Wilson and Mr. Kazee desired to own the same number of shares and retain majority control due to their ongoing role and responsibilities. The founder shares issued to Mr. Wilson and Mr. Kazee were issued immediately after our company was formed; and these shares were issued for no consideration since at that time our Company had no assets, the shares had no value, and the shares had no par value.

At no time during the last fiscal year was any outstanding option otherwise modified or re-priced, and there was no tandem feature, reload feature, or tax-reimbursement feature associated with any of the stock options we granted to our executive officers or otherwise.

We grant stock awards and stock options to our executive officers based on their level of experience and contributions to our Company. The aggregate fair value of awards and options are computed in accordance with FASB ASC 718 and are reported in the Summary Compensation Table above in the columns (e) and (f).

At no time during the last fiscal year was any outstanding option otherwise modified or re-priced, and there was no tandem feature, reload feature, or tax-reimbursement feature associated with any of the stock options we granted to our executive officers or otherwise.

As of June 30, 2011, we have not granted any stock options under our 2010 Employee Stock Plan.

Compensation of Directors

No person received any compensation for their service as a director of our Company during our last completed fiscal year. No arrangements are presently in place regarding compensation to directors for their services as directors.

Compensation Committee

Our Board of Directors currently has no standing compensation committee or committee performing similar functions. This is due to the small number of executive officers involved with the Company, and the fact that the Company operates with few employees. The Company’s entire board of directors currently participates in the consideration of executive officer and director compensation. Our board of directors will continue to evaluate, from time to time, whether it should appoint a standing compensation committee.

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of September 1, 2011, the names, addresses, amount and nature of beneficial ownership and percent of such ownership of our common stock of each of our officers and directors, our officers and directors as a group, and each person or group known to our Company to be the beneficial owner of more than five percent (5%) of our common stock:

Security Ownership of Management
Name and Address (1)	Amount and Nature of Beneficial Ownership (2)	% Owned (3)(4)

Joel Wilson Co-CEO, Director	3,636,875(5)	36.01%
Michael Kazee Co-CEO, Director	3,636,875(5)	36.01%
Sarah Bethune Director	14,405	*
James T. Everett Director	12,150	*
Officers and Directors as a group (4 persons)	7,300,305	72.29%

Security Ownership of Certain Beneficial Owners
Public Financial Services, LLC	1,560,000(6)	15.45%
Madlon Bosquet	1,054,625	10.44%

* Less than 1%.

(1)

In care of our Company at 501 S Euclid, Bay City, Michigan 48706.

(2)

To our best knowledge, as of the date hereof, such holders had the sole voting and investment power with respect to the voting securities beneficially owned by them, unless otherwise indicated herein. Includes the person's right to obtain additional shares of common stock within 60 days from September 1, 2011.

(3)

Based on 10,098,713 shares of common stock outstanding on September 1, 2011. Does not include shares underlying: (i) options to purchase shares of our common stock and (ii) outstanding warrants to purchase shares of our common stock.

(4)

If a person listed on this table has the right to obtain additional shares of common stock within 60 days from September 1, 2011, the additional shares are deemed to be outstanding for the purpose of computing the percentage of class owned by such person, but are not deemed to be outstanding for the purpose of computing the percentage of any other person.

(5)

Consists of 3,600,000 shares of common stock held personally and 73,750 shares held jointly through the Wilson and Kazee Diversified Financial Group, LLC for which Mr. Wilson and Mr. Kazee share voting and dispositive power.

(6)

Consists of 360,000 shares of common stock and a warrant to acquire 1,200,000 shares of common stock exercisable within 60 days from September 1, 2011. Joel Arberman and Christopher Walker share voting and dispositive power for shares owned by Public Financial Services, LLC. Each of Joel Arberman and Christopher Walker disclaim any beneficial ownership of each other’s shares of common stock.

Change in Control Arrangements

We are not aware of any arrangements that could result in a change of control.

Securities Authorized for Issuance under Equity Compensation Plans

Our Company currently has no securities authorized for issuance under any equity compensation plans.

ITEM 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Our Co-Chief Executive Officers, Joel Wilson and Michael Kazee, have executed several material agreements between us and companies they control. These related party agreements contain significant conflicts of interest. A summary of the agreements are as follows:

On August 16, 2010, our Company advanced $30,000 to an entity controlled by Co-Chief Executive Officers Joel Wilson and Michael Kazee.  The advance is non-interest bearing, due on demand, and unsecured.  The advance was paid back to the Company on October 21, 2010.

On July 21, 2010 our Company entered into a sublease agreement with an entity controlled by Co-Chief Executive Officers Joel Wilson and Michael Kazee to occupy their current facility.  The agreement is for one year beginning July 1, 2010 and requires our Company to pay rent of $500 per month.  Our Company also made improvements to facilities owned by an entity controlled by Co-Chief Executive Officers Joel Wilson and Michael Kazee totaling $4,428.

On August 11, 2010, our Company entered into a property renovation agreement with Diversified Group Partnership Management, LLC ("DGPM"), which is owned by the Company’s Co-Chief Executive Officers Joel Wilson and Michael Kazee.  During year ended June 30, 2011, the Company paid DGPM a total of $239,564 for labor and materials related to the renovations on the properties the Company owned.

In October 2010, our Company finalized a real estate sales contract to purchase seven residential real estate properties from the DGPM.  DGPM purchased seven properties for $107,500 and under the terms of the contract sold these properties to the Company for $217,404.

During October and November 2010, the Company finalized real estate sales contracts to purchase four residential real estate properties from DGPM.  The Company paid $79,927 for the four properties.

On October 14, 2010, our Company hired 1 Stop Realty and Mortgage Services, LLC (“1 Stop”) to advertise and sell several properties our Company owns. 1 Stop is a licensed real estate agency controlled by Michael Kazee, the Company’s co-Chief Executive Officer. 1 Stop is typically paid a flat-fee of $2,500 for each of our Company’s properties 1 Stop sells. 1 Stop’s fee is paid when the real estate sale transaction is completed. The Company hired 1 Stop to advertise and sell eleven of the Company’s properties. During the year ended June 30, 2011, 1 Stop sold eleven of our Company’s properties and our Company incurred total fees of $27,500. Our Company does not have an agreement with 1 Stop to sell any other properties our Company purchases, but may engage 1 Stop’s services in the future.

During the year ended June 30, 2011, our Company sold eleven properties to third parties.  These properties were sold pursuant to a land contract which required the buyers to pay 10% down payment on delivery of the contract and pay the remaining sales amount over 30 years at an interest rate of 9.9% per year. For ten of the eleven properties sold, the down payments made by the third parties were all or partially funded by a loan from Diversified Lending Services, LLC, an entity controlled by Michael Kazee, the Company’s Co-Chief Executive Officer.  The land contracts contain a cross-default clause with each down payment loan.

Joel Wilson and Michael Kazee paid for $25,285 of our company-related expenses during the year ended June 30, 2011.  These amounts are payable on demand and are non-interest bearing.

On January 4, 2011 our Company entered into a promissory note whereby we borrowed $50,000 from Diversified Lending Services, LLC, an entity controlled by Michael Kazee. Under the terms of the unsecured promissory note, we were obligated to pay one lump sum of principal and all interest accrued at the rate of 10% per annum on or before January 1, 2026.  The purpose of the loan was to ensure we had sufficient working capital if needed. On February 1, 2011, there was no interest due and we repaid the entire $50,000 in principal we borrowed. We have no agreement to borrow additional funds from Diversified Lending Services, LLC.

In April 2011, we entered into three agreements for the sale of land contract interests.  Our Company, upon full payment of the purchase price of the agreements, which final payments occurred in August 2011, transferred and delivered to the purchaser full interest in nine land contracts, including the transfer of full and legal title to the underlying nine properties and the right to receive the future payments made under the land contract. The purchasers in all three agreements were limited partnerships, which consisted of general partner DGPM and multiple limited partners, who were not related parties to the Company.  No amounts under the agreement were paid by DGPM.

Our officers intend to enter into related party agreements in the future where significant conflicts of interest may exist. The interests of our officers differ from the interests of other stockholders and their decisions may negatively impact the value of your investment. Our officers may earn a profit from related party transactions while our investors may lose their entire investment.

We do not have a formal written policy for review and approval of “related-person transactions”. Our independent board members are responsible for review, approval and ratification of “related-person transactions” between us and any related person.

All future transactions between us and our officers, directors or 5% shareholders, and their respective affiliates, will be on terms no less favorable than could be obtained from unaffiliated third parties and will be approved by a majority of any independent, disinterested directors.

Director Independence

Although we are currently listed on the Over-the-Counter Bulletin Board, our Board has reviewed each of the directors’ relationships with the Company in conjunction with Section 121 of the listing standards of the NYSE Amex and has affirmatively determined that two of our directors, Sarah Bethune and James T. Everett are independent directors in that they are independent of management and free of any relationship that would interfere with their independent judgment as members of our Board of Directors.

ITEM 14.

PRINCIPAL ACCOUNTING FEES AND SERVICES

The aggregate fees billed for professional services by McConnell & Jones, LLP for the year ended June 30, 2011 and for the period from February 22, 2010 (inception date) to June 30, 2010 were as follows:

	2011	2010

Audit Fees	$8,000	$-
Audit-Related Fees	-	12,300
Tax Fees	-	-
All Other Fees	-	-
Total	$8,000	$12,300

Audit Fees are the fees billed for professional services rendered by McConnell & Jones, LLP for the audit of our annual financial statements

Audit-Related Fees are the aggregate fees billed in the last fiscal year for assurance and related services by McConnell & Jones, LLP that are reasonably related to the performance of the audit or review of our financial statements. The services comprising the fees disclosed under this category are in connection with the Company’s filing of their S-11 Registration Statement and audit of prior years’ private company financial statements included in such Registration Statement.

Tax Fees. We paid no tax fees to McConnell & Jones, LLP and they rendered no tax services.

All Other Fees are the aggregate fees billed for services provided by McConnell & Jones, LLP, other than the services reported in the above categories. There were none.

Audit Committee Pre-Approval Policies.

The Company’s audit committee currently does not have any pre-approval policies or procedures concerning services performed by McConnell & Jones, LLP. All the services performed by McConnell & Jones, LLP that are described above were approved by the Company’s audit committee.

None of the hours expended on McConnell & Jones, LLP‘s engagement to audit the Company’s financial statements for the years ended June 30, 2011 were attributed to work performed by persons other than McConnell & Jones, LLP’s full-time, permanent employees.

PART IV

ITEM 15.

EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)

Documents filed as part of this report:

1.

Financial Statements and Reports

The consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K are filed as part of this Report.

2.

Financial Statements Schedule

Other financial statement schedules have been omitted because either the required information (i) is not present, (ii) is not present in amounts sufficient to require submission of the schedule or (iii) is included in the Consolidated Financial Statements and Notes thereto under Part II, Item 8 of this Annual Report on Form 10-K.

3.

Exhibits

The exhibit list in the Index to Exhibits is incorporated herein by reference as the list of exhibits required as part of this Report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on September 28, 2011.

American Realty Funds Corporation

By:	/s/ Joel Wilson
Joel Wilson
Co-Principal Executive Officer

American Realty Funds Corporation

By:	/s/ Joel Wilson
Joel Wilson
Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Capacity	Date

/s/ Joel Wilson
Joel Wilson /s/ Michael Kazee	Co-Principal Executive Officer, Principal Financial Officer, Director	September 28, 2011
Michael Kazee	Co-Principal Executive Officer, Director	September 28, 2011

/s/ Sarah Bethune	Director	September 28, 2011
Sarah Bethune

/s/ James Everett	Director	September 28, 2011
James Everett

Report of Independent Registered Public Accounting Firm

To the Board of Directors

American Realty Funds Corporation.

We have audited the accompanying balance sheets of American Realty Funds Corporation as of June 30, 2011 and 2010, and the related statements of operations, shareholders' deficit, and cash flows for the year ended June 30, 2011 and for the period from February 22, 2010 (inception date) to June 30, 2010.  These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal controls over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal controls over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of American Realty Funds Corporation as of  June 30, 2011 and 2010 and the results of its operations and their cash flows for the year ended June 30, 2011 and for the period from February 22, 2010 (inception date) to June 30, 2010, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 2 of the financial statements, the Company had incurred a substantial loss, had negative cash flow from operations and no revenues. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plan in regard to these matters is also described in Note 2 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ McConnell & Jones, LLP

Houston, Texas

September 13, 2011

3040 Post Oak Blvd., Suite 1600
Houston, TX  77056
Phone:  713.968.1600
Fax: 713.968.1601
WWW.MCCONNELLJONES.COM

American Realty Funds Corporation

Balance Sheets

	June 30,
	2011	2010

Assets

Investment in real estate assets:
Real estate subject to land contracts, less accumulated
depreciation of $8,587 and $0, respectively	$ 516,268	$ -
Inventory of real estate	28,469	-
Total investment in real estate assets, net	544,737	-
Cash and cash equivalents	6,986	5,000
Prepaid and other current assets	23,444	2,700
Fixed assets, less accumulated
depreciation of $4,115 and $0, respectively	313	-
Total assets	$ 575,480	$ 7,700

Liabilities and Shareholders' Equity (Deficit)

Due to shareholders	$ 25,285	$ 22,700
Note payable	-	10,000
Accrued liabilities	6,321	-
Deposit liabilities	150,900	-
Total liabilities	182,506	32,700

Commitments and contingencies

Series A preferred stock, $10 par value, 10,000,000,000 shares
authorized, 0 shares issued and outstanding	-	-
Series A preferred stock, no par value, 90,000,000,000 shares
authorized, 0 shares issued and outstanding	-	-
Common stock, $0.001 par value, 100,000,000 shares
authorized, 10,098,713 shares issued and outstanding
at June 30, 2011 and 8,600,000 shares issued
and outstanding at June 30, 2010.	10,099	8,600
Paid-in capital	1,129,015	531,520
Accumulated deficit	(746,140)	(565,120)
Total shareholders' equity (deficit)	392,974	(25,000)

Total liabilities and shareholders' equity	$ 575,480	$ 7,700

See accompanying notes to the financial statements.

American Realty Funds Corporation

Statements of Operations

		Period from Inception
	Year Ended	(February 22, 2010)
	June 30,	to June 30,
	2011	2010

Net revenues	$ -	$ -

Operating expenses:
Salaries	87,948	-
Professional fees	32,008	565,120
Commission and fees	37,006	-
Depreciation	12,702	-
Other operating expenses	10,701	-

Total operating expenses	180,365	565,120

Operating loss	(180,365)	(565,120)

Other expense	(655)	-

Loss before income tax provision	(181,020)	(565,120)
Income tax provision	-	-
Net loss	$ (181,020)	$ (565,120)

Net loss per share:
Basic	$ (0.02)	$ (0.07)
Diluted	$ (0.02)	$ (0.07)

Weighted average common shares outstanding:
Basic	9,815,690	8,362,791
Diluted	9,815,690	8,362,791

See accompanying notes to the financial statements.

American Realty Funds Corporation

Statements of Shareholders' Equity

	Common Stock		Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance at February 22, 2010 (Date of Inception)	-	$ -	$ -	$ -	$ -
Founders' shares	8,240,000	8,240	(8,240)	-	-
Shares issued for services	360,000	360	143,640	-	144,000
Warrant for services rendered	-	-	391,120	-	391,120
Contribution for shareholders	-	-	5,000	-	5,000
Net loss	-	-	-	(565,120)	(565,120)

Balance at June 30, 2010	8,600,000	$ 8,600	$ 531,520	$ (565,120)	$ (25,000)
Issuance of common stock	1,498,713	1,499	597,495	-	598,994
Net loss	-	-	-	(181,020)	(181,020)

Balance at June 30, 2011	$ 10,098,713	$ 10,099	$ 1,129,015	$ (746,140)	$ 392,974

See accompanying notes to the financial statements.

American Realty Funds Corporation

Statements of Cash Flows

		Period from Inception
	Year Ended	(February 22, 2010)
	June 30,	to June 30,
	2011	2010

Cash flows from operating activities:

Net loss	$ (181,020)	$ (565,120)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation	12,702	-
Share-based compensation	-	535,120
Changes in assets and liabilities:
Prepaid and other current assets	(20,744)	-
Accrued liabilities	6,321	-
Note payable	(10,000)	10,000
Deposit liabilities	150,900	-
Purchase and development of real estate properties	(553,324)	-
Net cash used in operating activities	(595,165)	(20,000)

Cash flows from investing activities:
Purchase of fixed assets	(4,428)	-
Net cash used in financing activities	(4,428)	-

Cash flows from financing activities:
Advances from shareholders	2,585	20,000
Proceeds from issuance of common stock	598,994	5,000
Net cash provided by financing activities	601,579	25,000

Change in cash and cash equivalents	1,986	5,000

Cash and cash equivalents, Beginning of period	5,000	-

Cash and cash equivalents, End of period	$ 6,986	$ 5,000

Noncash Financing and Investing Activities:
Prepaids paid via advances from shareholder	$ -	$ 2,700

See accompanying notes to the financial statements.

American Realty Funds Corporation

Notes to the Financial Statements

June 30, 2011

Note 1:  Organization and Basis of Presentation

American Realty Funds Corporation (“the Company”) was incorporated on February 22, 2010 (Date of Inception) in the State of Tennessee. The Company purchases, renovates and resells residential real estate in the United States.

Basis of presentation

The Financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America.

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

Revenue Recognition

Sales of the Company’s real estate property occurs through the use of a sales contract where revenues from renovated real estate property sales is recognized upon closing of the sale.  In accordance with Accounting Standard 360 Property, Plant, and Equipment, Issue 20 Real Estate Sales (“AS 360-20”), the Company uses the accrual method and recognizes revenue on the sale of its renovated properties when the earnings process is complete and the collectability of the sales price and additional proceeds is reasonably assured, which is typically when the sale of the property closes.

The Company sells most of its real estate properties through land contracts where the Company conveys to the purchaser real estate by a warranty deed if the purchaser pays a down payment on the delivery of the contract and pays the remaining sales amount over 30 years at a specified interest rate. During the time when payments are made, the purchaser has use of the real estate.  In the event of a default by the purchaser, the Company may void the contract and the property and all the payments made under the contract would be forfeited to the Company as rental for the use of the real estate and the Company may declare all amounts remaining unpaid under the contract due and payable.  In accordance with AS 360-20, the Company accounts for these Land Contract sales under the deposit method as the Company does not transfer to the purchaser all the risk and rewards of ownership of the real estate upon the sale of the property.  For a sale under the deposit method, the Company does not initially record a profit on the sale, does not record a notes receivable, continues to carry the property as an asset on it financial statements, and will recognize the down payment and subsequent monthly payments as a Deposit liability.

In accordance with AS 360-20, the Company recognizes profit on these land contracts when the earnings process is complete and the collectability of the sales price and additional proceeds is reasonably assured.  This will typically occur when the purchase price and all interest is paid in full and legal title to the property has transferred to the purchaser.

The Company also enters into sales of land contract interests where the Company transfers and delivers to the purchaser full interest in the land contracts noted above, including the transfer of full and legal title to the underlying properties and the right to receive the future payments made under the land contract, upon full payment of the land contract interest purchase price.  Payments of the land contract interest purchase price typically occur over a period of time in unequal and irregular installments and are recorded as deposit liabilities per the deposit method until the earnings process is complete as the Company does not transfer to the purchaser all the risk and rewards of ownership of the real estate upon the sale of the property.

In accordance with AS 360-20, the Company recognizes profit on these sales of land contract interests when the earnings process is complete and the collectability of the sales price and additional proceeds is reasonably assured.  This typically occurs when the purchase price and is paid in full and legal title to the property has transferred to the land contract interest purchaser.  Additionally, when the earnings process is complete, any down payments and monthly land contract income previously received and recorded as a deposit liability is recognized as revenue.  Any down payment or monthly land contract income received and recorded as a deposit liability that was borrowed from a related party is recorded as an equity recapitalization.

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

The Company applies the authoritative guidance in accounting for uncertainty in income taxes recognized in the financial statements. This guidance prescribes a two-step process to determine the amount of tax benefit to be recognized. First, the tax position must be evaluated to determine the likelihood that it will be sustained upon external examination. If the tax position is deemed “more-likely-than-not” to be sustained, the tax position is then assessed to determine the amount of benefit to recognize in the financial statements. The amount of the benefit that may be recognized is the largest amount that has a greater than 50% likelihood of being realized upon ultimate settlement. The Company has established a valuation allowance for all deferred tax assets (consisting of net operating loss carryforwards) as of June 30, 2011 as it has not determined that such assets are likely to be realized.

Recently Issued Accounting Standards

In October 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-13, “Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force” (“ASU 2009-13”), which provides guidance on whether multiple deliverables exist, how the arrangement should be separated, and the consideration allocated. ASU 2009-13 requires an entity to allocate revenue in an arrangement using estimated selling prices of deliverables if a vendor does not have vendor-specific objective evidence or third-party evidence of selling price. ASU 2009-13 was effective for the first annual reporting period beginning on or after June 15, 2010 and could be applied retrospectively for all periods presented or prospectively to arrangements entered into or materially modified after the adoption date. Early adoption was permitted provided that the revised guidance was retroactively applied to the beginning of the year of adoption. ASU 2009-13 was effective for the Company on January 1, 2011. The adoption of these amendments did not have any impact on the consolidated financial statements.

In May 2011, the FASB issued Accounting Standards Update (“ASU”) 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (“IFRSs”), which amends ASC 820, Fair Value Measurement. ASU 2011-04 does not extend the use of fair value accounting, but provides guidance on how it should be applied where its use is already required or permitted by other standards within U.S. GAAP or IFRSs. ASU 2011-04 changes the wording used to describe many requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. Additionally, ASU 2011-04 clarifies the FASB’s intent about the application of existing fair value measurements. ASU 2011-04 is effective for reporting periods beginning after December 15, 2011, and is applied prospectively.  The Company is in the process of evaluating the impact that the adoption of ASU 2011-04 will have on the financial statements.

In June 2011, the FASB issued Accounting Standards Update (“ASU”) No. 2011-05, “Presentation of Comprehensive Income” (ASU 2011-05). The provisions of ASU 2011-05 amend FASB ASC Topic 220 “Comprehensive Income” to eliminate the current option to present the components of other comprehensive income in the statement of changes in equity, and require the presentation of net income and other comprehensive income (and their respective components) either in a single continuous statement or in two separate but consecutive statements. The amendments do not alter any current recognition or measurement requirements with respect to items of other comprehensive income. ASU 2011-05 is effective for reporting periods beginning after December 15, 2011, with early adoption permitted. The Company is in the process of evaluating the impact that the adoption of ASU 2011-05 will have on the financial statements.

Note 4:  Investment in Real Estate Assets

Investment in real estate assets consist of residential properties held for sale and subject to land contracts.  As of June 30, 2011 the Company sold properties subject to land contracts with a cost basis of $524,855, which have been reclassified from the Company’s inventory of real estate and is depreciated over life of 30 years.  As of June 30, 2011, the Company has received payments that have been recorded as a deposit liability totaling $69,590.

In April 2011, the Company entered into three agreements for the sale of land contract interests.   The Company, upon full payment of the purchase price of the agreements, which final payments occurred subsequent to year end in August 2011, transferred and delivered to the purchaser full interest in nine land contracts, including the transfer of full and legal title to the underlying nine properties and the right to receive the future payments made under the land contract.  The purchasers in all three agreements were limited partnerships, which consisted of general partner The Diversified Group Partnership Management, LLC, a related party, and multiple limited partners, who were not related parties to the Company.  No amounts under the agreement were paid by The Diversified Group Partnership Management, LLC.  As of June 30, 2011, the Company held a deposit of $76,600 relating to installment payments received under the agreements with the remaining $336,000 was received during July and August 2011.  In August 2011, the total installment payments received of $412,600 was recognized as revenue and the carrying value of the underlying properties of approximately $433,000 was recorded as a cost of sale.  Additionally, a deposit liability of approximately $52,000 consisting of down payments and monthly land contract income previously received under the land contracts was recognized as revenue and a deposit liability of approximately $27,000 consisting of down payments received by the land contract purchaser that were borrowed from a related party was treated as a capital contribution.

Note 5:  Income Taxes

The Company has experienced operating losses since inception. The Company had net operating loss carry forwards at June 30, 2011 of $746,140 which expire beginning in 2030.  The Company has provided a full valuation allowance for all deferred tax assets because of the uncertainty regarding the utilization of the net operating loss carryforwards.

Income taxes are summarized as follows for the year ended June 30, 2011 and period from February 22, 2010 (inception date) to June 30, 2010:

	2011	2010

Current expense (benefit)	$(70,507)	$(192,141)
Deferred expense	70,507	192,141
Net income tax (benefit) expense	$-	$-

A reconciliation of the differences between the effective and statutory income tax rates are as follows for the year ended June 30, 2011 and period from February 22, 2010 (inception date) to June 30, 2010:

	2011		2010
	Amount	Percent	Amount	Percent

Federal statutory rates	$(61,547)	34%	$(192,141)	34%
State income taxes	(8,960)	5%	(27,973)	0%
Valuation allowance	70,507	(39)%	220,114	(34)%
Effective rate	$-		$-	0%

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

In May 2010, the Company recorded an expense for services performed by a non-employee in exchange for warrants to purchase the Company’s common stock. The warrants issued were at an exercise price of $0.10 per share.  The warrants were fully vested at the date of grant and the Company recognized an expense of $391,120 during the period from inception to June 30, 2010 equal to the grant date fair value of the warrants using the following assumptions: volatility of 61%; risk-free interest rate of 2.29%; and expected term of 5 years.  The fair value of the warrants was determined using the Black-Scholes option valuation model. The warrants expire on May 18, 2015 and have a remaining contractual life of 3.88 years as of June 30, 2011.  These are the only warrants outstanding as of June 30, 2011.

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

On August 11, 2010, the Company entered into a property renovation agreement with Diversified Group Partnership Management, LLC ("DGPM"), which is owned by the Company’s Co-Chief Executive Officers Joel Wilson and Michael Kazee.  During year ended June 30, 2011, the Company paid DGPM a total of $239,564 for labor and materials related to the renovations on the properties the Company owned.  These amounts have been allocated to individual properties and included in investments in real estate assets as of June 30, 2011.

In October 2010, the Company finalized a real estate sales contract to purchase seven residential real estate properties from the DGPM.  DGPM purchased seven properties for $107,500 and under the terms of the contract sold these properties to the Company for $217,404.

During October and November 2010, the Company finalized real estate sales contracts to purchase four residential real estate properties from DGPM.  The Company paid $79,927 for the four properties.

During the year ended June 30, 2011, the Company sold eleven properties to third parties.  These properties were sold pursuant to a land contract which required the buyers to pay 10% down payment on delivery of the contract and pay the remaining sales amount over 30 years at an interest rate of 9.9% per year. For ten of the eleven properties sold, the down payments made by the third parties were all or partially funded by a loan from Diversified Lending Services, LLC, an entity controlled by one the Company’s Co-Chief Executive Officers.  The land contracts contain a cross-default clause with each down payment loan.

On October 14, 2010, the Company hired 1 Stop Realty and Mortgage Services, LLC (“1 Stop”) to advertise and sell several properties the Company owns. 1 Stop is a licensed real estate agency controlled by Michael Kazee, the Company’s co-Chief Executive Officer. 1 Stop is typically paid a flat-fee of $2,500 for each of the Company’s properties 1 Stop sells. 1 Stop’s fee is paid when the real estate sale transaction is completed. The Company hired 1 Stop to advertise and sell eleven of the Company’s properties. During the year ended June 30, 2011, 1 Stop sold eleven of the Company’s properties and the Company incurred total fees of $27,500. The Company does not have an agreement with 1 Stop to sell any other properties the Company purchases, but may engage 1 Stop’s services in the future.

The Company’s shareholders paid for Company-related expenses during the year ended June 30, 2011.  Such amount totaling $25,285 were recognized as amounts due to shareholders at June 30, 2011.  These amounts are payable on demand and are non-interest bearing.

The Company entered into three agreements for the sale of land contract interests.  The purchasers in all three agreements were limited partnerships, which consisted of general partner The Diversified Group Partnership Management, LLC, a related party, and multiple limited partners, who were not related parties to the Company (see Note 4: Investment in Real Estate Assets).

The Company repaid its notes payable balance of $10,000 as of June 30, 2011.  The Diversified Group Partnership Management Group, an entity controlled by Co-Chief Executive Officers Joel Wilson and Michael Kazee, paid $5,000 in May 2011 which is reflected as due to shareholder as of June 30, 2011.  In June 2011 the Company paid the remaining $5,000.

Note 8:  Commitments and Contingencies

The Company may from time to time be involved in legal proceedings arising from the normal course of business.  There are no pending or threatened legal proceedings as of June 30, 2011.

Note 9: Subsequent Events

In August 2011, final installment payments were received in relation to the sale of land contract interests.  The Company recognized $412,600 as revenue and the carrying value of the underlying properties of approximately $433,000 was recorded as a cost of sale (see Note 4: Investment in Real Estate Assets).

INDEX TO EXHIBITS

SEC Reference Number	Title of Document	Location

3.1	Certificate of Incorporation	*
3.2	By-Laws	*
3.3	Articles of Amendment 2/22/10	*
3.4	Articles of Amendment 11/28/10	*
10.1	2010 Stock Incentive Plan	*
10.2	Public Financial Services, LLC Agreement	*
10.3	Wilson Employment Agreement	*
10.4	Kazee Employment Agreement	*
10.5	Agreement for Services	*
10.6	Real Estate Sales Contract	*
10.7	Sublet Agreement	*
10.8	Promissory Note	*
10.9	Form of Land Contract	*
10.11	Form of Real Estate Agency Agreement	*
14.1	Code of Ethics	*
31.1	Certification of Co-Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification of Co-Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

*Incorporated by reference to Registration Statement on Form S-11 filed on December 1, 2010.

All other Exhibits called for by Rule 601 of Regulation S-K are not applicable to this filing. Information pertaining to our common stock is contained in our Certificate of Incorporation and By-Laws.