Form 10-Q
period 2011-09-30
American Realty Funds Corp
filed 2011-11-14
CIK 1496868

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2011
Or
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number: 000-54431

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☒ No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)  Yes ☐ No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 10,098,713 shares of common stock as of November 1, 2011.

American Realty Funds Corporation

ii

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

Item 1.

Financial Statements

American Realty Funds Corporation

Balance Sheets

	September 30,
	2011	June 30,
	(Unaudited)	2011

Assets

Investment in real estate assets:
Real estate subject to land contracts, less accumulated
depreciation of $1,900 and $8,587, respectively	$ 82,348	$ 516,268
Inventory of real estate	277,314	28,469
Total investment in real estate assets, net	359,662	544,737
Cash and cash equivalents	274,484	6,986
Prepaid and other current assets	442,259	23,444
Fixed assets, less accumulated
depreciation of $4,428 and $4,115, respectively	-	313
Total assets	$ 1,076,405	$ 575,480

Liabilities and Shareholders' Equity

Due to shareholders	$ 13,755	$ 25,285
Note payable	550,000	-
Accrued liabilities	10,464	6,321
Deposit liabilities	82,745	150,900
Total liabilities	656,964	182,506

Commitments and contingencies

Series A preferred stock, $10 par value, 10,000,000,000 shares
authorized, 0 shares issued and outstanding	-	-
Series A preferred stock, no par value, 90,000,000,000 shares
authorized, 0 shares issued and outstanding	-	-
Common stock, $0.001 par value, 100,000,000 shares
authorized, 10,098,713 shares issued and outstanding
at September 30, 2011 and June 30, 2011.	10,099	10,099
Paid-in capital	1,129,015	1,129,015
Accumulated deficit	(719,673)	(746,140)
Total shareholders' equity	419,441	392,974

Total liabilities and shareholders' equity	$ 1,076,405	$ 575,480

See accompanying notes to the financial statements.

American Realty Funds Corporation

Statements of Operations

	Three Months Ended September 30,
	2011	2010

Net revenues	$ 52,387	$ -

Operating expenses:
Salaries	21,930	21,000
Professional fees	5,000	4,778
Commission and fees	575	-
Depreciation	1,019	793
Other operating expenses	1,500	1,500

Total operating expenses	30,024	28,071

Operating loss	22,363	(28,071)

Other income (expense), net	(23,095)	(196)

Income (loss) before income tax provision	(732)	(28,267)
Income tax provision	-	-
Net income (loss)	$ (732)	$ (28,267)

Net loss per share:
Basic	$ -	$ -
Diluted	$ -	$ -

Weighted average common shares outstanding:
Basic	10,098,713	8,982,645
Diluted	10,098,713	8,982,645

See accompanying notes to the financial statements.

American Realty Funds Corporation

Statements of Cash Flows

	Three Months Ended September 30,
	2011	2010

Cash flows from operating activities:

Net loss	$ (732)	$ (28,267)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation	1,019	793
Gain on sale of land contract interests	20,614
Changes in assets and liabilities:
Accounts payable	-	579
Prepaid and other current assets	(418,815)	(395,042)
Accrued liabilities	4,143	-
Deposit liabilities	35,644	-
Purchase and development of real estate properties	(248,845)	-
Net cash used in operating activities	(606,972)	(421,937)

Cash flows from investing activities:
Proceeds from sale of land contract interests	336,000	-
Purchase of fixed assets	-	(4,429)
Net cash used in financing activities	336,000	(4,429)

Cash flows from financing activities:
Proceeds from note payable	550,000	-
Due from shareholders, net	(11,530)	(30,000)
Proceeds from issuance of common stock	-	492,994
Net cash provided by financing activities	538,470	462,994

Change in cash and cash equivalents	267,498	36,628

Cash and cash equivalents, Beginning of period	6,986	5,000

Cash and cash equivalents, End of period	$ 274,484	$ 41,628

Noncash Financing and Investing Activities:
Capital Contribution	$ 27,199	$ -
Proceeds from sale of land contract interest recorded in deposit liabilities	$ 76,600	$ -

See accompanying notes to the financial statements.

American Realty Funds Corporation

Notes to Financial Statements

September 30, 2011

(Unaudited)

Note 1:  Background and Basis of Presentation

American Realty Funds Corporation (“the Company”) was incorporated on February 22, 2010 (Date of Inception) in the State of Tennessee.  The Company focuses on acquiring, renovating and reselling residential real estate.

The accompanying unaudited financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  In the opinion of management, all adjustments, consisting only of normal and recurring adjustments considered necessary for a fair statement, have been included.  The reported results of operations are not necessarily indicative of the results that may be expected for the full year.  These financial statements should be read in conjunction with the audited financial statements and accompanying notes for the fiscal year ended June 30, 2011.

Note 2:  Going Concern and Operations

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  The Company has incurred losses, has had negative operational cash flows since inception, and has had minimal revenues.  The future of the Company is dependent upon future profitable operations and the development of the business plan.

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

Inventory- Residential Properties

Pre-renovated residential properties acquisitions, materials, other direct costs, interests and other indirect costs related to acquisition and renovation of the real estate properties are capitalized.  A flat fee per property is charged by Diversified Group Partnership Management, LLC ("DGPM") which is owned by the Company’s Co-Chief Executive Officers Joel Wilson and Michael Kazee to the Company.  The fee is based on the average renovations DGPM performs on a home and is prorated if renovations on a property are not complete as of the end of the period.  Capitalized costs of residential properties which are held for sale are recorded at the lower of its carrying amount or fair value less cost to sell.  Other costs like marketing, etc. incurred in connection with renovated real estate properties and other selling and administrative costs are charged to earnings when incurred.  If the Company has a continuing obligation to complete renovations subsequent to the sale of the property, an estimate of the costs to complete are charged to cost of sales with a corresponding liability at the time of sale.

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

During the three months ended September 30, 2011, the Company acquired six properties for $76,345 and incurred renovation costs totaling $172,500.  There were no sales of properties held for sale.

In April 2011, the Company entered into three agreements for the sale of land contract interests.   The Company, upon full payment of the purchase price of the agreements, which final payments occurred in August 2011, transferred and delivered to the purchaser full interest in nine land contracts, including the transfer of full and legal title to the underlying nine properties and the right to receive the future payments made under the land contract.  The purchasers in all three agreements were limited partnerships, which consisted of general partner The Diversified Group Partnership Management, LLC, a related party, and multiple limited partners, who were not related parties to the Company.  No amounts under the agreement were paid by The Diversified Group Partnership Management, LLC.  In August 2011, the total installment payments received of $412,600 was recognized as other income and the carrying value of the underlying properties of $433,214 was recorded as other expense.  Additionally, a deposit liability of $52,387 consisting of down payments and monthly land contract payments previously received under the land contracts was recognized as revenue and a deposit liability of approximately $27,199 consisting of down payments received by the land contract purchaser that were borrowed from a related party was treated as a capital contribution.

As of September 30, 2011 the Company held two properties subject to land contracts with a carrying value of $82,348, which have been reclassified from the Company’s inventory of real estate and is depreciated over life of 30 years.  As of September 30, 2011, the Company has received payments that have been recorded as a deposit liability totaling $13,004.

In August 2011, the Company entered into another agreement for the sale of land contract interests in their two remaining properties subject to land contracts.  The Company, upon full payment of the purchase price of the agreement, agreed to transfer and deliver to the purchaser full interest in two land contracts, including the transfer of full and legal title to the underlying two properties and the right to receive the future payments made under the land contract.  As of September 30, 2011, full payment had been received but title to the properties was not passed to the purchaser so the Company retained the properties.  The purchaser in the agreement was a limited partnership, which consisted of general partner The Diversified Group Partnership Management, LLC, a related party, and multiple limited partners, who were not related parties to the Company.  No amounts under the agreement were paid by The Diversified Group Partnership Management, LLC.  As of September 30, 2011, the Company held a deposit liability of $69,741 relating to payments received under the agreement.  When title to the underlying properties is transferred to the purchaser, the agreement payments will be recognized as other income and the carrying value of the underlying properties of approximately $82,000 will be recorded as other expense.  Additionally, a deposit liability of approximately $9,000 consisting of down payments and monthly land contract income previously received under the land contracts will be recognized as revenue and a deposit liability of $3,610 consisting of down payments received by the land contract purchaser that were borrowed from a related party will be treated as a capital contribution.

Note 5:  Notes Payable

In September 2011 the Company entered into separate promissory notes with The Diversified Group Land Contract Limited Partnership # 5 (“LCLP #5”) and The Diversified Group Land Contract Limited Partnership # 6 (“LCLP #6”) for $300,000 and $250,000, respectively.  LCLP #5 and LCLP #6 both consist of general partner The Diversified Group Partnership Management, LLC, a related party, and multiple limited partners, who were not related parties to the Company.  No amounts under the promissory notes were paid by The Diversified Group Partnership Management, LLC.  Each note has an interest rate of 9.9% and a term that ends in December 2012.  Monthly payments are required with a final balloon payment due at the end of the loan term.  As of September 30, 2011, the Company did not make any payments against these notes and incurred interest expense of $2,420.

Note 6:  Income Taxes

Since inception the Company has been in a cumulative net loss position.  The Company had net operating loss carry forwards at September 30, 2011 of $746,872 which expire beginning in 2030.  The Company has provided a full valuation allowance for all deferred tax assets because of the uncertainty regarding the utilization of the net operating loss carryforwards.

Note 7:  Shareholders’ Equity

In May 2010, the Company recorded an expense for services performed by a non-employee in exchange for warrants to purchase the Company’s common stock. The warrants issued were at an exercise price of $0.10 per share.  The warrants were fully vested at the date of grant and the Company recognized an expense of $391,120 during the period from inception to June 30, 2010 equal to the grant date fair value of the warrants using the following assumptions: volatility of 61%; risk-free interest rate of 2.29%; and expected term of 5 years.  The fair value of the warrants was determined using the Black-Scholes option valuation model. The warrants expire on May 18, 2015 and have a remaining contractual life of 3.63 years as of September 30, 2011.  These are the only warrants outstanding as of September 30, 2011.

Note 8:  Related Party Transactions

The Company entered into a sublease agreement with the Company’s shareholders to occupy their current facility.  The agreement expires July 1, 2012 and requires the Company to pay rent of $500 per month.  The Company also made improvements to facilities owned by the majority shareholder totaling $4,428 that were capitalized as part of property and equipment and were fully depreciated as of September 30, 2011.

The Company entered into real estate sales contracts with DGPM to purchase residential real estate properties.  During the three months ended September 30, 2011 the Company paid DGPM $8,445 for one residential property.  As of September 30, 2011, $59,000 has been paid to DGPM for four residential properties for which the Company has not yet received title and has been recorded under prepaid and other current assets.

The Company uses DGPM to perform certain renovations on the Company’s properties.  During the three months ended September 30, 2011, the Company paid DGPM $172,500 for labor and materials related to the renovations on four properties the Company owned.  These amounts have been allocated to individual properties and included in investments in real estate assets.  The labor and materials is a flat fee per property and is based on the historical average renovations DGPM performs on a home.  As of September 30, 2011, $106,469 has been paid to DGPM for renovations on properties for which the Company has not yet received title and has been recorded under prepaid and other current assets.

The Company’s shareholders paid for Company-related expenses during the three months ended September 30, 2011 and 2010.  Such amounts are recognized as amounts due to shareholders on the balance sheet.  These amounts are payable on demand and are non-interest bearing.

The Company entered into four agreements for the sale of land contract interests.  The purchasers in all four agreements were limited partnerships, which consisted of general partner The Diversified Group Partnership Management, LLC, a related party, and multiple limited partners, who were not related parties to the Company (see Note 4: Investment in Real Estate Assets).

The Company entered into promissory notes with two limited partnerships, which consisted of general partner The Diversified Group Partnership Management, LLC, a related party, and multiple limited partners, who were not related parties to the Company (see Note 5: Notes Payable).

Note 9:  Commitments and Contingencies

The Company may from time to time be involved in legal proceedings arising from the normal course of business.  There are no pending or threatened legal proceedings as of September 30, 2011.

Item 2.

Management's Discussion and Analysis of Financial Condition and Results of Operations.

Except for the historical information contained in this report on Form 10-Q, the matters discussed herein are forward-looking statements. Words such as “anticipates,” “believes,” “expects,” “future,” and “intends,” and similar expressions are used to identify forward-looking statements. These and other statements regarding matters that are not historical are forward-looking statements. These matters involve risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include without limitation those discussed below as well as those discussed elsewhere in this report. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date hereof. We assume no obligation to update these forward-looking statements to reflect actual results or changes in factors or assumptions affecting such forward-looking statements.  This information should also be read in conjunction with our audited historical financial statements which are included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2011, filed with the Securities and Exchange Commission on September 28, 2011.

Background Overview

We purchase, renovate and resell residential real estate in the United States.  We typically sell our properties under a land contract to buyers who do not have sufficient cash to purchase a property outright and are unable to obtain mortgage financing from third-parties. In a typical land contract transaction, we receive a negotiated amount of the purchase price upfront and the remaining portion in monthly installments. There is substantial risk that we enter into transactions with buyers who are unable to make their monthly payments as planned. In the event a buyer defaults on their agreement with us, we may decide to evict any occupants, repair the property and sell it again. There would be substantial costs involved with each eviction, renovation and resale. If buyers are unable to pay us the amount agreed and when agreed, we would be negatively impacted to an unknown extent, which would negatively impact our cash flow and ability to continue as a going concern.

The Company also enters into sales of land contract interests where the Company transfers and delivers to the purchaser full interest in the land contracts noted above, including the transfer of full and legal title to the underlying properties and the right to receive the future payments made under the land contract.

We initially raised $598,994 in a private placement which closed on October 4, 2010.  During the three months ended September 30, 2011, we acquired six residential real estate properties in Michigan for $76,345 and paid $172,500 to pay for labor and materials to renovate our properties.

During the three months ended September 30, 2011, interests in nine of our land contracts were sold to an entity controlled by our Co-Chief Executive Officers and the land contract interest purchaser is now entitled to receive the future monthly payments stated in the land contract agreement.  Additionally, we entered into a similar agreement, which was not finalized as of September 30, 2011, to sell interests in our two remaining land contracts.

The Company entered into two promissory notes with an entity controlled by our Co-Chief Executive Officers and received $550,000.  The promissory notes are at an interest rate of 9.9% and are due December 2011.

Our officers have entered into material agreements with entities they control and will continue to do so in the future, which could result in decisions adverse to our general stockholders. Our Co-Chief Executive Officers, Joel Wilson and Michael Kazee, have executed several agreements between us and companies under their control. These related party agreements contained significant conflicts of interest. Additional information relating to these and other related party transactions and conflicts of interest is contained in our Annual Report on Form 10-K for the fiscal year ended June 30, 2011, filed with the Securities and Exchange Commission on September 28, 2011.

Our officers intend to enter into related party agreements in the future where significant conflicts of interest may exist. The interests of our officers differ from the interests of other stockholders and their decisions may negatively impact the value of your investment. Our officers may earn a profit from related party transactions while our investors may lose their entire investment.

Results of Operations

For the three months ended September 30, 2011, we generated revenues of $52,387 on payments received from our properties subject to land contracts and we incurred a net loss of $732.  Our net loss for was primarily attributable to our operating expenses which include salaries and professional fees of $21,931 and $5,000, respectively and the sale of the interest in our land contract properties which generated a net other expense of $20,675.

For the three months September 30, 2010, we generated no revenues and had a net loss of $28,267, which was primarily attributable to salaries expense of $21,000, professional fees of $4,778 and other operating expenses of $2,293.

The results of operations for the three months ended September 30, 2011 are not indicative of the results for any future interim period.  We expect to considerably increase our operating expenses in the future, particularly expenses in sales, marketing, travel and general working capital. As of November 1, 2011 we have not identified any additional specific properties we intend to acquire or lease. Although we anticipate generating operating cash flows in 2012, we do not expect to generate income due to the accounting required under land contracts (see Revenue Recognition below).

Critical Accounting Policies

The summary of critical accounting policies below should be read in conjunction with the Company’s accounting policies included in Note 3 to the financial statements of the Company. We consider the following accounting policies to be the most critical:

Investment in Real Estate Assets

Inventory- Residential Properties

Pre-renovated residential properties acquisitions, materials, other direct costs, interests and other indirect costs related to acquisition and renovation of the real estate properties are capitalized.  A flat fee per property is charged by Diversified Group Partnership Management, LLC ("DGPM") which is owned by the Company’s Co-Chief Executive Officers Joel Wilson and Michael Kazee to the Company.  The fee is based on the average renovations DGPM performs on a home and is prorated if the renovations on a property are not complete as of period end.  Capitalized costs of residential properties which are held for sale are recorded at the lower of its carrying amount or fair value less cost to sell.  Other costs like marketing, etc. incurred in connection with renovated real estate properties and other selling and administrative costs are charged to earnings when incurred.  If the Company has a continuing obligation to complete renovations subsequent to the sale of the property, an estimate of the costs to complete are charged to cost of sales with a corresponding liability at the time of sale.

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

Liquidity and Capital Resources

Net cash used by operating activities decreased approximately $151,000, or 36%, to ($270,972) for the three months ended September 30, 2011, compared to ($421,937) for the three months ended September 30, 2010. The decrease of cash used by operating activities was attributable to a decrease in net loss of $28,000, an increase in noncash charges of approximately $1,000 and an increase of $122,000 in working capital and other net operating assets.

Net cash used in investing activities was $(0) and $(4,429) during the three months ended September 30, 2011, and 2010, respectively.  Net cash used in investing activities for the three months ended September 30, 2010 consisted of investments in leasehold improvements.

Net cash provided by financing activities was $538,470 and $462,994 during the three months ended September 30, 2011 and 2010, respectively.  Net cash provided by financing activities for the three months ended September 30, 2011 came from promissory note proceeds of $550,000, offset by advances to shareholders of $11,530.  Net cash provided by financing activities for the three months ended September 30, 2010 came from the proceeds of the issuance of common stock of $492,994, offset by advances to shareholders of $30,000.

Most of our cash has come from the issuance of shares in a private placement which closed on October 4, 2010 in which we raised $598,994, the sale of interests in nine of our land contracts in which we received $412,000, and a promissory note in which we received $550,000.  Both the sale of land contract interests and promissory notes involved entering transactions with entities controlled by our Co-Chief Executive Officers.

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

Item 3.

Quantitative and Qualitative Disclosure About Market Risk

Not applicable.

Item 4.

Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.  The Company’s management, with the participation of the Company’s Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2011.  Based on this evaluation, the Company’s Principal Executive Officer and Principal Financial Officer concluded that, as of September 30, 2011 the Company’s disclosure controls and procedures were effective, in that they provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to the Company’s management, including the Company’s Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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