Form 10-Q
period 2011-12-31
American Realty Funds Corp
filed 2012-02-14
CIK 1496868

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: December 31, 2011
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 10,098,713 shares of common stock as of February 14, 2012.

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

Item 1.

Financial Statements

American Realty Funds Corporation

Balance Sheets

	December 31,
	2011	June 30,
	(unaudited)	2011

Assets

Investment in real estate assets:
Real estate subject to land contracts, less accumulated
depreciation of $2,606 and $1,900, respectively	$ 81,642	$ 516,268
Inventory of real estate	1,411,320	28,469
Total investment in real estate assets, net	1,492,962	544,737
Cash and cash equivalents	136,994	6,986
Prepaid and other current assets	-	23,444
Due from shareholders	319,907	-
Fixed assets, less accumulated
depreciation of $4,428 and $4,115, respectively	-	313
Total assets	$ 1,949,863	$ 575,480

Liabilities and Shareholders' Equity

Due to shareholders	$ -	$ 25,285
Notes payable	1,483,964	-
Accrued liabilities	36,062	6,321
Deposit liabilities	82,745	150,900
Total liabilities	1,602,771	182,506

Commitments and contingencies

Series A preferred stock, $10 par value, 10,000,000,000 shares
authorized, 0 shares issued and outstanding	-	-
Series A preferred stock, no par value, 90,000,000,000 shares
authorized, 0 shares issued and outstanding	-	-
Common stock, $0.001 par value, 100,000,000 shares
authorized, 10,098,713 shares issued and outstanding
at December 31, 2011 and June 30, 2011.	10,099	10,099
Paid-in capital	1,129,015	1,129,015
Accumulated deficit	(792,022)	(746,140)
Total shareholders' equity	347,092	392,974

Total liabilities and shareholders' equity	$ 1,949,863	$ 575,480

See accompanying notes to the financial statements.

American Realty Funds Corporation

Statements of Operations

	Three Months Ended December 31,		Six Months Ended December 31,
	2011	2010	2011	2010

Net revenues	$ -	$ -	$ 52,387	$ -

Operating expenses:
Salaries	25,884	21,000	47,815	42,000
Professional fees	-	11,505	5,000	16,283
Commission and fees	-	11,550	575	11,550
Depreciation	706	2,365	1,724	3,158
Other operating expenses	8,850	2,166	10,350	3,766

Total operating expenses	35,440	48,586	65,464	76,757

Operating loss	(35,440)	(48,586)	(13,077)	(76,757)
Other income (expense):
Interest expense	(36,540)	-	(38,960)	-
Other income (expense), net	(369)	(440)	(21,044)	(536)
Total other income (expense)	(36,909)	(440)	(60,004)	(536)

Loss before income tax provision	(72,349)	(49,026)	(73,081)	(77,293)
Income tax provision	-	-	-	-
Net loss	$ (72,349)	$ (49,026)	$ (73,081)	$ (77,293)

Net loss per share:
Basic	(0.01)	-	(0.01)	(0.01)
Diluted	(0.01)	-	(0.01)	(0.01)

Weighted average common shares outstanding:
Basic	10,098,713	10,091,920	10,098,713	9,537,282
Diluted	10,098,713	10,091,920	10,098,713	9,537,282

See accompanying notes to the financial statements.

American Realty Funds Corporation

Statements of Cash Flows

	Six Months Ended December 31,
	2011	2010

Cash flows from operating activities:

Net loss	$ (73,081)	$ (77,293)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation	1,724	3,158
Gain on sale of land contract interests	20,614
Changes in assets and liabilities:
Prepaid and other current assets	23,444	(953)
Accrued liabilities	29,741	-
Deposit liabilities	35,644	18,876
Purchase and development of real estate properties	(1,382,851)	(524,855)
Net cash used in operating activities	(1,344,765)	(581,067)

Cash flows from investing activities:
Proceeds from sale of land contract interests	336,000	-
Purchase of fixed assets	-	(4,428)
Net cash provided by (used in) financing activities	336,000	(4,428)

Cash flows from financing activities:
Proceeds from notes payable	1,484,500	-
Payments on notes payable	(536)	-
Due to/from shareholders, net	(345,193)	1,790
Proceeds from issuance of common stock	-	598,994
Net cash provided by financing activities	1,138,771	600,784

Change in cash and cash equivalents	130,006	15,289

Cash and cash equivalents, Beginning of period	6,986	5,000

Cash and cash equivalents, End of period	$ 136,994	$ 20,289

Noncash Financing and Investing Activities:
Capital Contribution	$ 27,199	$ -
Proceeds from sale of land contract interest recorded in deposit liabilities	$ 76,600	$ -

See accompanying notes to the financial statements.

American Realty Funds Corporation

Notes to Financial Statements

December 31, 2011

(Unaudited)

Note 1:

Background and Basis of Presentation

American Realty Funds Corporation (the “Company”) was incorporated on February 22, 2010 (Date of Inception) in the State of Tennessee.  The Company focuses on acquiring, renovating and reselling residential real estate.

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

Inventory- Residential Properties

Pre-renovated residential properties acquisitions, materials, other direct costs, interests and other indirect costs related to acquisition and renovation of the real estate properties are capitalized.  A flat renovation fee per property is charged by Diversified Group Partnership Management, LLC ("DGPM") which is owned by the Company’s Co-Chief Executive Officers Joel Wilson and Michael Kazee to the Company.  The fee is based on the average renovations DGPM performs on a home and is prorated if renovations on a property are not complete as of the end of the period.  Capitalized costs of residential properties which are held for sale are recorded at the lower of its carrying amount or fair value less cost to sell.  Other costs like marketing, etc. incurred in connection with renovated real estate properties and other selling and administrative costs are charged to earnings when incurred.  If the Company has a continuing obligation to complete renovations subsequent to the sale of the property, an estimate of the costs to complete are charged to cost of sales with a corresponding liability at the time of sale.

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

During the three months ended December 31, 2011, the Company acquired 41 properties for $724,433 and incurred renovation costs totaling $409,574.  During the six months ended December 31, 2011, the Company acquired 48 properties for $814,246 and incurred renovation costs totaling $597,074.  There were no sales of properties held for sale.

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

As of December 31, 2011 the Company held two properties subject to land contracts with a carrying value of $81,642, which have been reclassified from the Company’s inventory of real estate and is depreciated over life of 30 years.  As of December 31, 2011, the Company has received payments that have been recorded as a deposit liability totaling $13,004.

In August 2011, the Company entered into another agreement for the sale of land contract interests in their two remaining properties subject to land contracts.  The Company, upon full payment of the purchase price of the agreement, agreed to transfer and deliver to the purchaser full interest in two land contracts, including the transfer of full and legal title to the underlying two properties and the right to receive the future payments made under the land contract.  As of December 31, 2011, full payment had been received but title to the properties was not passed to the purchaser so the Company retained the properties.  The purchaser in the agreement was a limited partnership, which consisted of general partner The Diversified Group Partnership Management, LLC, a related party, and multiple limited partners, who were not related parties to the Company.  No amounts under the agreement were paid by The Diversified Group Partnership Management, LLC.  As of December 31, 2011, the Company held a deposit liability of $69,741 relating to payments received under the agreement.  When title to the underlying properties is transferred to the purchaser, the agreement payments will be recognized as other income and the carrying value of the underlying properties of approximately $82,000 will be recorded as other expense.  Additionally, a deposit liability of approximately $9,000 consisting of down payments and monthly land contract income previously received under the land contracts will be recognized as revenue and a deposit liability of $3,610 consisting of down payments received by the land contract purchaser that were borrowed from a related party will be treated as a capital contribution.

Note 5:

Notes Payable

In September 2011 the Company entered into separate promissory notes with The Diversified Group Land Contract Limited Partnership # 5 (“LCLP #5”) and The Diversified Group Land Contract Limited Partnership # 6 (“LCLP #6”) for $300,000 and $250,000, respectively.  LCLP #5 and LCLP #6 both consist of general partner The Diversified Group Partnership Management, LLC, a related party, and multiple limited partners, who are not related parties to the Company and are not parties in any other Company agreements.  No amounts under the promissory notes were paid by The Diversified Group Partnership Management, LLC.  Each note has an interest rate of 9.9% and a term that ends in December 2011.  Monthly payments are required with a final balloon payment due at the end of the loan term.  Additionally, in October 2011 the promissory notes were amended to extend the due date of the final balloon payment to June 2012.

In October 2011 the Company entered into the following separate promissory notes:

Note Description	Amount	Rate	Due Date
The Diversified Group Land Contract Limited Partnership #7 (“LCLP#7”)	237,500	13.68%	6/1/2012
The Diversified Group Land Contract Limited Partnership #8 (“LCLP#8”)	247,000	11.13%	6/1/2012
The Diversified Group Land Contract Limited Partnership #9 (“LCLP#9”)	450,000	11.13%	6/1/2012

Each promissory note consists of general partner The Diversified Group Partnership Management, LLC, a related party, and multiple limited partners, who are not related parties to the Company and are not parties in any other Company agreements.  No amounts under the promissory notes were paid by The Diversified Group Partnership Management, LLC.  Monthly payments are required with a final balloon payment due at the end of the loan term.

As of December 31, 2011, the Company made one monthly payment against LCLP#5, LCLP#6 LCLP#7, LCLP#8, and LCLP#9.  Interest expense for the three and six months ended December 31, 2011 was $36,540 and $38,960, respectively.

Note 6:

Income Taxes

Since inception the Company has been in a cumulative net loss position.  The Company had net operating loss carry forwards at December 31, 2011 of $819,953 which expire beginning in 2030.  The Company has provided a full valuation allowance for all deferred tax assets because of the uncertainty regarding the utilization of the net operating loss carryforwards.

Note 7:

Shareholders’ Equity

On February 6, 2012 the Company filed with the Securities Exchange Commission form S-11 for the registration of their Series A Preferred Stock, $10 par value.  The amount of shares to be registered is 2,500,000 at for a proposed maximum offering share price of $10 per share.

Note 8:

Related Party Transactions

The Company entered into a sublease agreement with the Company’s shareholders to occupy their current facility.  The agreement expires July 1, 2012 and requires the Company to pay rent of $500 per month.  The Company also made improvements to facilities owned by the majority shareholder totaling $4,428 that were capitalized as part of property and equipment and were fully depreciated as of December 31, 2011.

The Company entered into real estate sales contracts with DGPM to purchase residential real estate properties.  During the three and six months ended December 31, 2011 the Company paid DGPM $0 and $8,445, respectively for one residential property.

The Company uses DGPM to perform certain renovations on the Company’s properties.  During the three and six months ended December 31, 2011, DGPM performed renovations services of $409,574 and $582,074 on properties the Company owned.  These amounts have been allocated to individual properties and included in investments in real estate assets.  The labor and materials is a flat fee per property and is based on the historical average renovations DGPM performs on a home. Any amount paid by the Company to DGPM that is in excess of renovations performed is recognized as due from shareholders on the balance sheet.

The Company’s shareholders paid for Company-related expenses during the three and six months ended December 31, 2011.  Such amounts are recognized as amounts due to shareholders on the balance sheet.  These amounts are payable on demand and are non-interest bearing.

The Company entered into four agreements for the sale of land contract interests.  The purchasers in all four agreements were limited partnerships, which consisted of general partner The Diversified Group Partnership Management, LLC, a related party, and multiple limited partners, who were not related parties to the Company (see Note 4: Investment in Real Estate Assets).

As of December 31, 2011, the Company entered into promissory notes with five limited partnerships, which consisted of general partner The Diversified Group Partnership Management, LLC, a related party, and multiple limited partners, who were not related parties to the Company (see Note 5: Notes Payable).

Note 9:

Commitments and Contingencies

The Company may from time to time be involved in legal proceedings arising from the normal course of business.  There are no pending or threatened legal proceedings as of December 31, 2011.

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

We initially raised $598,994 in a private placement which closed on October 4, 2010.  As of December 31, 2011, we owned 48 residential real estate properties in Michigan with an initial cost basis of $814,246 and renovations costs of $597,074.

In April 2011, interests in nine of our land contracts were sold to an entity controlled by our Co-Chief Executive Officers and the land contract interest purchaser is now entitled to receive the future monthly payments stated in the land contract agreement.  Additionally, in August 2011 we entered into a similar agreement, which was not finalized as of December 31, 2011, to sell interests in our two remaining land contracts.

In September 2011, the Company entered into two promissory notes with an entity controlled by our Co-Chief Executive Officers and received $550,000.  The promissory notes are at an interest rate of 9.9% and are due June 2012.

In October 2011, the Company entered into three promissory notes with an entity controlled by our Co-Chief Executive Officers and received $934,500.  The promissory notes have interest rates that range from 11.13% to 13.68% and are due June 2012.

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

Results of Operations

For the three and six months ended December 31, 2011, we generated revenues of $0, and $52,387, respectively, on payments received from our properties subject to land contracts.  For the three and six months ended December 31, 2011 we incurred a net loss of $72,349 and $73,081, respectively.  Our net loss for the three months ending December 31, 2011 was primarily attributable to our operating expenses which include salaries and professional fees of $25,884 interest expense on our promissory notes of $36,540.  Our net loss for the six months ending December 31, 2011 was primarily attributable to our operating expenses which include salaries and professional fees of $52,815 and interest expense on our promissory notes of $38,960.

For the three and six months ended December 31, 2010, we generated no revenues and had a net loss of $49,026 and $77,293, respectively, which was primarily attributable to salaries expense, professional fees and other operating expenses.

The results of operations for the three and six months ended December 31, 2011 are not indicative of the results for any future interim period.  We expect to considerably increase our operating expenses in the future, particularly expenses in sales, marketing, travel and general working capital. Although we anticipate generating operating cash flows in 2012, we do not expect to generate income due to the accounting required under land contracts (see Revenue Recognition below).

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

Liquidity and Capital Resources

Net cash used by operating activities increased approximately $764,000, or 131%, to ($1,344,765) for the six months ended December 31, 2011, compared to ($581,067) for the six months ended December 31, 2010. The increase of cash used by operating activities was attributable to an increase in purchases and development of real estate properties of approximately $858,000.

Net cash provided by (used in) in investing activities was $336,000 and $(4,428) during the six months ended December 31, 2011, and 2010, respectively.  Net cash provided by investing activities for the six months ended December 31, 2011 consisted of proceeds from the sale of land contracts.  Net cash used in investing activities for the six months ended December 31, 2010 consisted of investments in leasehold improvements.

Net cash provided by financing activities was $1,138,771 and $600,784 during the six months ended December 31, 2011 and 2010, respectively.  Net cash provided by financing activities for the six months ended December 31, 2011 came from promissory note proceeds of $1,484,500, offset by payments on promissory notes of $536 and advances to shareholders of $345,192.  Net cash provided by financing activities for the six months ended December 31, 2010 came from the proceeds of the issuance of common stock of $598,994, increased by advances from shareholders of $1,790.

Most of our cash has come from the issuance of shares in a private placement which closed on October 4, 2010 in which we raised $598,994, the sale of interests in nine of our land contracts in which we received $412,000, and promissory note in which we received $1,484,500.  Both the sale of land contract interests and promissory notes involved entering transactions with entities controlled by our Co-Chief Executive Officers.

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

On February 6, 2012 we filed with the Securities Exchange Commission Form S-11 for the registration of our Series A Preferred Stock, $10 par value.  The amount of shares to be registered is 2,500,000 with a proposed maximum offering share price of $10 per share. We cannot assure you that we will raise any funds pursuant to this securities offering.

Other than the registration of our Series A Preferred Stock mentioned above, we do not have any arrangements for any financing.  We can provide no assurances to investors that we will be able to obtain any financing when required. The only cash currently available to us is the cash in our bank account. We have no other sources of capital.

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

Item 3.

Quantitative and Qualitative Disclosure About Market Risk

Not applicable.

Item 4.

Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.  The Company’s management, with the participation of the Company’s Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of December 31, 2011.  Based on this evaluation, the Company’s Principal Executive Officer and Principal Financial Officer concluded that, as of December 31, 2011 the Company’s disclosure controls and procedures were effective, in that they provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to the Company’s management, including the Company’s Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Risk Factors.

Not Applicable.

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds.

Not Applicable.

Item 3.

Defaults Upon Senior Securities.

Not Applicable.

Item 4.

Mine Safety Disclosures.

Not Applicable.

Item 5.

Other Information.

Not Applicable.

Item 6.

Exhibits.

SEC Reference	Title of
Number	Document	Location

3.1	Certificate of Incorporation	*
3.2	By-Laws	*
3.3	Articles of Amendment 2/22/10	*
3.4	Articles of Amendment 11/28/10	*
3.5	Articles of Amendment 2/6/12	**
10.8	Promissory Note	**
10.9	Schedule of Omitted Promissory Notes	**
10.10	Form of Land Contract	*
10.11	Form of Real Estate Agency Agreement	*
14.1	Code of Ethics	*
31.1	Certification of Co-Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification of Co-Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

*Incorporated by reference to Registration Statement on Form S-11 filed on December 1, 2010.

**Incorporated by reference to Registration Statement on Form S-11 filed on February 6, 2012.

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
Co- Principal Executive Officer Date: February 14, 2012

American Realty Funds Corporation

By:	/s/ Joel Wilson
Joel Wilson
Principal Financial Officer Date: February 14, 2012