Form 10-Q
period 2012-03-31
American Realty Funds Corp
filed 2012-05-21
CIK 1496868

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2012
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 10,098,713 shares of common stock as of May 15, 2012.

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

The ultimate correctness of these forward-looking statements depends upon a number of known and unknown risks and events. We discuss our known material risks under Item 1.A “Risk Factors contained in the Company’s Form 10-K for the fiscal year ended June 30, 2011 and our most recent Registration Statement on Form S-11. Many factors could cause our actual results to differ materially from the forward-looking statements. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

The forward-looking statements speak only as of the date on which they are made, and, except as required by law, we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events.

Item 1.

Financial Statements

American Realty Funds Corporation

Balance Sheets

	March 31,	June 30,
	2012	2011
	(unaudited)

Assets

Investment in real estate assets:
Real estate subject to land contracts, less accumulated depreciation of $3,304 and $8,587, respectively	$291,847	$516,268
Inventory of real estate	1,676,284	28,469
Total investment in real estate assets, net	1,968,131	544,737
Cash and cash equivalents	32,646	6,986
Prepaid and other current assets	-	23,444
Due from shareholders	459,236	-
Fixed assets, less accumulated depreciation of $4,428and $4,115, respectively	-	313
Total assets	$2,460,013	$575,480

Liabilities and Shareholders' Equity

Due to shareholders	$-	$25,285
Notes payable	2,111,921	-
Accrued liabilities	43,768	6,321
Deposit liabilities	98,110	150,900
Total liabilities	2,253,799	182,506

Commitments and contingencies

Series A preferred stock, $10 par value, 10,000,000,000 shares authorized, 0 shares issued and outstanding	-	-
Series A preferred stock, no par value, 90,000,000,000 shares authorized, 0 shares issued and outstanding	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized, 10,098,713 shares issued and outstanding at March 31, 2012 and June 30, 2011.	10,099	10,099
Paid-in capital	1,129,015	1,129,015
Accumulated deficit	(932,900)	(746,140)
Total shareholders' equity	206,214	392,974

Total liabilities and shareholders' equity	$2,460,013	$575,480

See accompanying notes to the financial statements.

American Realty Funds Corporation

Statements of Operations

	Three Months Ended March 31,		Nine Months Ended March 31,
	2012	2011	2012	2011

Net revenues	$-	$-	$52,387	$-

Operating expenses:
Salaries	25,884	26,451	73,700	68,451
Professional fees	23,570	10,925	28,570	27,208
Commission and fees	12,750	15,151	13,325	26,701
Depreciation	698	4,167	2,423	7,325
Utilities	13,481	-	14,431	-
Other operating expenses	5,954	(819)	15,353	2,948

Total operating expenses	82,337	55,875	147,802	132,633

Operating loss	(82,337)	(55,875)	(95,415)	(132,633)
Other income (expense):
Interest expense	(58,545)	-	(97,505)	-
Other income (expense), net	4	(79)	(21,039)	(615)
Total other income (expense)	(58,541)	(79)	(118,544)	(615)

Loss before income tax provision	(140,878)	(55,954)	(213,959)	(133,248)
Income tax provision	-	-	-	-
Net loss	$(140,878)	$(55,954)	$(213,959)	$(133,248)

Net loss per share:
Basic	(0.01)	(0.01)	(0.02)	(0.01)
Diluted	(0.01)	(0.01)	(0.02)	(0.01)

Weighted average common shares outstanding:
Basic	10,098,713	10,098,713	10,098,713	9,721,694
Diluted	10,098,713	10,098,713	10,098,713	9,721,694

See accompanying notes to the financial statements.

American Realty Funds Corporation

Statements of Cash Flows

	Nine Months Ended March 31,
	2012	2011

Cash flows from operating activities:
Net loss	$(213,959)	$(133,248)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,423	7,325
Gain on sale of land contract interests	20,614
Changes in assets and liabilities:
Prepaid and other current assets	23,444	1,201
Accrued liabilities	37,448	2,939
Deposit liabilities	51,009	36,678
Purchase and development of real estate properties	(1,858,718)	(524,855)
Net cash used in operating activities	(1,937,739)	(609,960)

Cash flows from investing activities:
Proceeds from sale of land contract interests	336,000	-
Purchase of fixed assets	-	(4,428)
Net cash provided by (used in) investing activities	336,000	(4,428)

Cash flows from financing activities:
Proceeds from notes payable	1,484,500	-
Payments on notes payable	(2,579)	-
Due to/from shareholders, net	145,478	18,149
Proceeds from issuance of common stock	-	598,994
Net cash provided by financing activities	1,627,399	617,143

Change in cash and cash equivalents	25,660	2,755

Cash and cash equivalents, Beginning of period	6,986	5,000

Cash and cash equivalents, End of period	$32,646	$7,755

Noncash Financing and Investing Activities:
Capital Contribution	$27,199	$-
Proceeds from sale of land contract interest recorded in deposit liabilities	$76,600	$-
Note proceeds received directly by related party	$630,000	$-

See accompanying notes to the financial statements.

American Realty Funds Corporation

Notes to Financial Statements

March 31, 2012

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

Inventory- Residential Properties

Pre-renovated residential properties acquisitions, materials, other direct costs, interests and other indirect costs related to acquisition and renovation of the real estate properties are capitalized.  A flat renovation fee per property of $31,000 is charged by Diversified Group Partnership Management, LLC ("DGPM") which is owned by the Company’s Co-Chief Executive Officers Joel Wilson and Michael Kazee to the Company.  The fee is based on a non-arm’s length transaction between the Company and DGPM and is prorated if renovations on a property are not complete as of the end of the period.  The properties shall be renovated to a condition into which they can be sold for a price at around, or above the after repaired value estimate as estimated by the Company.  Capitalized costs of residential properties which are held for sale are recorded at the lower of its carrying amount or fair value less cost to sell.  Other costs like marketing, etc. incurred in connection with renovated real estate properties and other selling and administrative costs are charged to earnings when incurred.  If the Company has a continuing obligation to complete renovations subsequent to the sale of the property, an estimate of the costs to complete are charged to cost of sales with a corresponding liability at the time of sale.

The Company reviews investments in real estate assets for impairment whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. The carrying amount of a long lived asset is not recoverable if it exceeds the expected sales price of such real estate assets. The amount of impairment loss, if any, is measured as the difference between the net book value of the asset and its estimated fair value.

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

During the three months ended March 31, 2012, the Company acquired two properties for $42,077 and incurred renovation costs totaling $433,790.  During the nine months ended March 31, 2012, the Company acquired 50 properties for $856,323 and incurred renovation costs totaling $1,030,864.  There were five properties that were sold pursuant to land contracts during the nine months ended March 31, 2012.  As of March 31, 2012, the Company had 45 real estate inventory properties and 7 land contract properties.

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

As of March 31, 2012 the Company held 7 properties subject to land contracts with a carrying value of $291,847, which has been reclassified from the Company’s inventory of real estate and is depreciated over life of 30 years.  As of March 31, 2012, the Company has received payments that have been recorded as a deposit liability totaling $28,369.

In August 2011, the Company entered into another agreement for the sale of land contract interests in two properties subject to land contracts.  The Company, upon full payment of the purchase price of the agreement, agreed to transfer and deliver to the purchaser full interest in two land contracts, including the transfer of full and legal title to the underlying two properties and the right to receive the future payments made under the land contract.  As of March 31, 2012, full payment had been received but title to the properties was not passed to the purchaser so the Company retained the properties.  The purchaser in the agreement was a limited partnership, which consisted of general partner The Diversified Group Partnership Management, LLC, a related party, and multiple limited partners, who were not related parties to the Company.  No amounts under the agreement were paid by The Diversified Group Partnership Management, LLC.  As of March 31, 2012, the Company held a deposit liability of $69,741 relating to payments received under the agreement.  When title to the underlying properties is transferred to the purchaser, the agreement payments will be recognized as other income and the carrying value of the underlying properties of approximately $82,000 will be recorded as other expense.  Additionally, a deposit liability of approximately $9,000 consisting of down payments and monthly land contract income previously received under the land contracts will be recognized as revenue and a deposit liability of $3,610 consisting of down payments received by the land contract purchaser that were borrowed from a related party will be treated as a capital contribution.

Note 5:

Notes Payable

In September 2011 the Company entered into separate promissory notes with The Diversified Group Land Contract Limited Partnership # 5 (“LCLP #5”) and The Diversified Group Land Contract Limited Partnership # 6 (“LCLP #6”) for $300,000 and $250,000, respectively.  LCLP #5 and LCLP #6 both consist of general partner The Diversified Group Partnership Management, LLC, a related party, and multiple limited partners, who are not related parties to the Company and are not parties in any other Company agreements.  No amounts under the promissory notes were paid by The Diversified Group Partnership Management, LLC.  Each note has an interest rate of 9.9% and a term that ends in December 2011.  Monthly payments are required with a final balloon payment due at the end of the loan term.  Additionally, in October 2011 the promissory notes were amended to extend the due date of the final balloon payment to June 1, 2012.

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

Each promissory note consists of general partner The Diversified Group Partnership Management, LLC, a related party, and multiple limited partners, who are not related parties to the Company and are not parties in any other Company agreements.  No amounts under the promissory notes were paid by The Diversified Group Partnership Management, LLC.  Monthly payments are required with a final balloon payment due June 1, 2012.

In January 2012 the Company entered into separate promissory notes with The Diversified Group Land Contract Limited Partnership # 10 (“LCLP #10”) and The Diversified Group Land Contract Limited Partnership # 11 (“LCLP #11”) for $405,000 and $225,000, respectively.  LCLP #10 and LCLP #11 both consist of general partner The Diversified Group Partnership Management, LLC, a related party, and multiple limited partners, who are not related parties to the Company and are not parties in any other Company agreements.  No amounts under the promissory notes were paid by The Diversified Group Partnership Management, LLC.  Each note has an interest rate of 11.13% and a term that ends June 1, 2012.  The proceeds from these loans were received directly by DGPM and applied towards renovations performed or to be performed by DGPM on the Company’s real estate inventory.  Any unused loan proceeds received by DGPM were held for future renovations.

Interest expense for the three and nine months ended March 31, 2012 was $58,545 and $97,505, respectively.

Note 6:

Income Taxes

Since inception the Company has been in a cumulative net loss position.  The Company had net operating loss carry forwards at March 31, 2012 of $960,099 which expire beginning in 2030.  The Company has provided a full valuation allowance for all deferred tax assets because of the uncertainty regarding the utilization of the net operating loss carryforwards.

Note 7:

Shareholders’ Equity

On February 6, 2012 the Company filed with the Securities Exchange Commission a registration statement on Form S-11 for the registration of their Series A Preferred Stock, $10 par value.  The amount of shares to be registered is 2,500,000 at for a proposed maximum offering share price of $10 per share. The registration statement has not yet been declared effective.

Note 8:

Related Party Transactions

The Company entered into a sublease agreement with the Company’s shareholders to occupy their current facility.  The agreement expires July 1, 2012 and requires the Company to pay rent of $500 per month.  The Company also made improvements to facilities owned by the majority shareholder totaling $4,428 that were capitalized as part of property and equipment and were fully depreciated as of March 31, 2012.

The Company entered into real estate sales contracts with DGPM to purchase residential real estate properties.  During the three and nine months ended March 31, 2012 the Company paid DGPM $0 and $ 8,445, respectively for one residential property.

The Company uses DGPM to perform certain renovations on the Company’s properties.  During the three and nine months ended March 31, 2012, DGPM was paid per an agreement a set amount per property ($31,000) for renovations services of $433,790 and $1,015,864 on properties the Company owned.  These amounts have been allocated to individual properties and included in investments in real estate assets.  The labor and materials is a flat fee per property and is based on a non-arm’s length transaction between the Company and DGPM and is prorated if renovations on a property are not complete as of the end of the period.  The properties shall be renovated to a condition into which they can be sold for a price at around, or above the after repaired value estimate as estimated by the Company.  Any amount paid by the Company to DGPM that is in excess of renovations performed is recognized as due from shareholders on the balance sheet.

From time to time, the Company’s shareholders pay for Company-related expenses.  Such amounts are recognized as amounts due to shareholders on the balance sheet.  These amounts are payable on demand and are non-interest bearing. As of March 31, 2012, there were no amounts due to shareholders.

The Company entered into four agreements for the sale of land contract interests.  The purchasers in all four agreements were limited partnerships, which consisted of general partner The Diversified Group Partnership Management, LLC, a related party, and multiple limited partners, who were not related parties to the Company (see Note 4: Investment in Real Estate Assets).

As of March 31, 2012, the Company entered into promissory notes with five limited partnerships, which consisted of general partner The Diversified Group Partnership Management, LLC, a related party, and multiple limited partners, who were not related parties to the Company (see Note 5: Notes Payable).

The underwriter for the offering of the preferred shares is WR Rice Financial Services, Inc. which is owned by the Company’s Co-Chief Executive Officers who will receive 10% of the gross proceeds from the offering (see Note 7: Shareholders’ Equity).

Note 9:

Commitments and Contingencies

The Company may from time to time be involved in legal proceedings arising from the normal course of business.  There are no pending or threatened legal proceedings as of March 31, 2012.

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

We initially raised $598,994 in a private placement which closed on October 4, 2010.  As of March 31, 2012, we owned 45 residential real estate properties in Michigan with an initial cost basis of $788,263 and renovations costs of $888,021.

In April 2011, interests in nine of our land contracts were sold to an entity controlled by our Co-Chief Executive Officers and the land contract interest purchaser is now entitled to receive the future monthly payments stated in the land contract agreement.  Additionally, in August 2011 we entered into a similar agreement, which was not finalized as of March 31, 2012, to sell interests in our two remaining land contracts.

In September 2011, the Company entered into two promissory notes with an entity controlled by our Co-Chief Executive Officers and received $550,000.  The promissory notes are at an interest rate of 9.9% and are due June 2012.

In October 2011, the Company entered into an agreement for services with The Diversified Group Partnership Management, LLC ("DGPM"). The agreement is for DGPM to provide materials and labor for the renovation of properties owned by the Company.  Consideration for these materials and labor is $31,000 per property.

In October 2011, the Company entered into three promissory notes with an entity controlled by our Co-Chief Executive Officers and received $934,500.  The promissory notes have interest rates that range from 11.13% to 13.68% and are due June 2012.

In January 2012, the Company entered into two promissory notes with an entity controlled by our Co-Chief Executive Officers.  The promissory notes have interest rates of 11.13% and are due June 2012.

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

Results of Operations

For the three and nine months ended March 31, 2012, we generated revenues of $0, and $52,387, respectively, on payments received from our properties subject to land contracts.  For the three and nine months ended March 31, 2012 we incurred a net loss of $140,878 and $213,959, respectively.  Our net loss for the three months ending March 31, 2012 was primarily attributable to our operating expenses which include salaries and professional fees of $49,454, interest expense on our promissory notes of $58,545.  Our net loss for the nine months ending March 31, 2012 was primarily attributable to our operating expenses which include salaries and professional fees of $102,270 and interest expense on our promissory notes of $97,505.

For the three and nine months ended March 31, 2011, we generated no revenues and had a net loss of $55,954 and $133,248, respectively, which was primarily attributable to salaries expense, professional fees and other operating expenses.

The results of operations for the three and nine months ended March 31, 2012 are not indicative of the results for any future interim period.  We expect to considerably increase our operating expenses in the future, particularly expenses in sales, marketing and general working capital. We do not expect to generate income due to the accounting required under land contracts (see Revenue Recognition below).

Critical Accounting Policies

The summary of critical accounting policies below should be read in conjunction with the Company’s accounting policies included in Note 3 to the financial statements of the Company. We consider the following accounting policies to be the most critical:

Investment in Real Estate Assets

Inventory- Residential Properties

Pre-renovated residential properties acquisitions, materials, other direct costs, interests and other indirect costs related to acquisition and renovation of the real estate properties are capitalized.  A flat renovation fee per property of $31,000 is charged by Diversified Group Partnership Management, LLC ("DGPM") which is owned by the Company’s Co-Chief Executive Officers Joel Wilson and Michael Kazee to the Company.  The fee is based on a non-arm’s length transaction between the Company and DGPM and is prorated if renovations on a property are not complete as of the end of the period.  The properties shall be renovated to a condition into which they can be sold for a price at around, or above the after repaired value estimate as estimated by the Company.  Capitalized costs of residential properties which are held for sale are recorded at the lower of its carrying amount or fair value less cost to sell.  Other costs like marketing, etc. incurred in connection with renovated real estate properties and other selling and administrative costs are charged to earnings when incurred.  If the Company has a continuing obligation to complete renovations subsequent to the sale of the property, an estimate of the costs to complete are charged to cost of sales with a corresponding liability at the time of sale.

The Company reviews investments in real estate assets for impairment whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. The carrying amount of a long lived asset is not recoverable if it exceeds the expected sales price of such real estate assets. The amount of impairment loss, if any, is measured as the difference between the net book value of the asset and its estimated fair value.

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

In accordance with AS 360-20, the Company recognizes profit on these sales of land contract interests when the earnings process is complete and the collectability of the sales price and additional proceeds are reasonably assured.  This typically occurs when the purchase price is paid in full and legal title to the property has transferred to the land contract interest purchaser.  Additionally, when the earnings process is complete, any down payments and monthly land contract income previously received and recorded as a deposit liability is recognized as revenue.  Any down payment or monthly land contract income received and recorded as a deposit liability that was borrowed from a related party is recorded as an equity recapitalization.

Liquidity and Capital Resources

Net cash used by operating activities increased $1,327,781, or 218%, to $1,937,741 for the nine months ended March 31, 2012, compared to 609,960 for the nine months ended March 31, 2011. The increase of cash used by operating activities was attributable to an increase in purchases and renovation of real estate properties of $1,333,863.

Net cash provided by (used in) investing activities was $336,000 and $(4,428) during the nine months ended March 31, 2012, and 2011, respectively.  Net cash provided by investing activities for the nine months ended March 31, 2012 consisted of proceeds from the sale of land contracts.  Net cash used in investing activities for the nine months ended March 31, 2011 consisted of investments in leasehold improvements.

Net cash provided by financing activities was $1,627,399 and $617,143 during the nine months ended March 31, 2012 and 2011, respectively. Net cash provided by financing activities for the nine months ended March 31, 2012 came from promissory note proceeds of $1,484,500, offset by payments on promissory notes of $2,579 and advances to shareholders of $145,478.  Net cash provided by financing activities for the nine months ended March 31, 2011 came from the proceeds of the issuance of common stock of $ 598,994, increased by advances from shareholders of $18,149.

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

Over the next 12 months, we anticipate needing at least $600,000 to acquire, renovate and sell other properties and for other operating expenses. We are totally dependent on external sources of financing for the foreseeable future. We also need $2.1 million to pay off our promissory notes which are due June 1, 2012 and are in the process of being extended for 6 months.

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

On February 6, 2012 we filed with the Securities Exchange Commission a registration statement on Form S-11 for the registration of our Series A Preferred Stock, $10 par value.  The registration statement has not yet been declared effective. The amount of shares to be registered is 2,500,000 with a proposed maximum offering share price of $10 per share. We cannot assure you that we will raise any funds pursuant to this securities offering. The underwriter for the offering of the preferred shares is WR Rice Financial Services, Inc. which is owned by our Co-Chief Executive Officers who will receive 10% of the gross proceeds from the offering.

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

Item 3.

Quantitative and Qualitative Disclosure About Market Risk

Not applicable.

Item 4.

Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.  The Company’s management, with the participation of the Company’s Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2012. Based on this evaluation, the Company’s Principal Executive Officer and Principal Financial Officer concluded that, as of March 31, 2012 the Company’s disclosure controls and procedures were effective, in that they provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to the Company’s management, including the Company’s Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Risk Factors.

Not Applicable.

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds.

Not Applicable.

Item 3.

Defaults Upon Senior Securities.

Not Applicable.

Item 4.

Mine Safety Disclosures.

Not Applicable.

Item 5.

Other Information.

Not Applicable.

Item 6.

Exhibits.

Exhibit	Title of
Number	Document	Location

3.1	Certificate of Incorporation	*
3.2	By-Laws	*
3.3	Articles of Amendment 2/22/10	*
3.4	Articles of Amendment 11/28/10	*
3.5	Articles of Amendment 2/6/12	**
3.6	Articles of Amendment 4/9/12	**
10.1	Agreement for Services	**
10.2	Real Estate Sales Contract	*
10.3	Management Contract	**
10.4	Form of Promissory Note	**
10.5	Schedule of Omitted Promissory Notes	**
10.6	Form of Land Contract	*
10.7	Form of Real Estate Agency Agreement	*
14.1	Code of Ethics	*
31.1	Certification of Co-Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification of Co-Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

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

American Realty Funds Corporation

By:	/s/ Joel Wilson
Joel Wilson
Co- Principal Executive Officer Date: May 21, 2012

By:	/s/ Joel Wilson
Joel Wilson
Principal Financial Officer Date: May 21, 2012